Form 10-Q
period 1996-03-31
DIASENSE INC /PA/
filed 1996-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                March 31, 1996

                Commission file number             0-26504


                             DIASENSE, INC.
         (Exact name of registrant as specified in its charter)


Pennsylvania                                           25-1605848
(State of other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification no.)


        2275 Swallow Hill Road, Bldg. 2500; Pittsburgh, PA 15220
          (Address of principal executive offices)  (Zip Code)

                             (412) 279-9740
           Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X        No

     As of March 31, 1996, 23,081,622 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

PART I FINANCIAL STATEMENTS

                             DIASENSE, INC.
                     (A  Development Stage Company)

                             Balance Sheets

                                        March 31, 1996   September 30, 1995
     ASSETS                                (Unaudited)          (Note)

Current assets
   Cash and cash equivalents              $  2,294,561         $  4,149,163
   Accounts receivable                           1,007                1,007
   Due from BICO                             1,602,228                 -
   Inventory deposit                         1,000,000            1,000,000
   Prepaid expenses                             30,013               13,775

       Total current assets                  4,927,809            5,163,945


Property and equipment - at cost
   Building and improvements                   234,863              234,863
   Furniture and fixtures                       37,545               37,545
       Subtotal                                272,408              272,408
   Less accumulated depreciation                34,749               28,952
       Total PPE                               237,659              243,456

             TOTAL ASSETS                 $  5,165,468         $  5,407,401


           LIABILITIES and STOCKHOLDERS' EQUITY (Deficit)
Current Liabilities
   Accounts payable                       $     30,871         $     29,825
   Other accrued liabilities                     3,508                7,143
   Due to BICO                                    -               1,287,012

       Total current liabilites                 34,379            1,323,980


  Stockholders' equity (Deficit)
    Preferred stock, 1,000,000 shares authorized, none issued
    Common stock, 40,000,000 shares of
    $.01 par value authorized;issued and
    outstanding 23,081,622 at Mar. 31, 1996    230,816              225,243
    and 22,524,320 at Sep. 30, 1995
    Additional paid-in capital              27,217,942           25,541,974
    Warrants                                 8,794,315            4,690,315
    Deficit accumulated during
    develompment stage                     (31,111,984)         (26,374,111)

                                             5,131,089            4,083,421
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (Deficit)      $  5,165,468         $  5,407,401



   Note: The Balance Sheet at September 30, 1995 has been derived from audited financial statement at that date.

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Operations
                              (Unaudited)

                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              1996             1995             1996             1995       March 31, 1996
Research and development expenses        $        -       $   2,202,702    $        -       $   1,070,684  $   10,556,405

General and administrative expenses            720,269        1,470,505          338,265          648,725       9,465,311

Warrant extensions                           4,104,000             -           3,459,000             -          8,754,000

Technology and patent rights acquired             -                -                -                -          2,650,000

Interest expense                                   732            2,871              284            2,132           9,686

Other income                                   (87,128)         (22,057)         (32,055)          (4,806)       (360,823)

Other expense                                     -                -                -                -             37,405

         Net loss                           (4,737,873)    $ (3,654,021)    $ (3,765,494)    $ (1,716,735)  $ (31,111,984)

Net loss per common share                  $     (0.21)    $      (0.20)    $      (0.16)    $      (0.10)  $       (1.88)


See notes to the financial statements.

                            DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                            For the six months ended   For the three months ended  From July 5,1989
                                                                   March 31,                     March 31,         (Inception) thru
                                                             1996            1995          1996           1995     March 31, 1996
 Cash flows from operating activities
 Net Loss                                               $  (4,737,873)  $ (3,654,021)  $ (3,765,494) $(1,716,735)  $(31,081,984)
 Adjustments to reconcile net loss to net
  cash used by operating activites:
   Depreciation                                                 5,797          4,759          2,604        2,437         34,749
   Stock in exchange for services                              52,500         26,250          7,000       26,250        138,950
   (Increase) decrease in receivable                             -              -              -          59,861        496,811
   Warrent extensions                                       4,104,000           -         3,459,000           -       8,754,000
   Inventory Deposit-BICO                                        -              -              -              -      (1,000,000)
   (Increase) decrease prepaid expenses                       (16,238)         4,796        (22,229)       6,489        (30,013)
   Increase in payable due to BICO                         (1,287,012)     3,200,087           -       1,737,071     10,500,000
   Increase (decrease) in accounts payable                      1,046         (9,222)       (11,352)     (31,239)        30,871
   Increase in accrued liabilities                             (3,635)        (1,514)        (1,812)      (2,572)         3,508
   Stock issued for License and Marketing Agreement              -              -              -              -          80,000

     Net cash provided (used) in operating activities      (1,881,415)      (428,865)      (332,283)      81,562    (12,073,108)

Cash flows from investing activities:
 Purchase of property and equipment                              -            (1,456)          -              -        (272,408)
    Net cash used in investing activities                        -            (1,456)          -              -        (272,408)

Cash flows from financing activities:
 Advances to BICO                                          (1,602,228)          -          (318,946)          -       (2,120,600)
 Repayment of advances to BICO                                   -              -              -              -          587,140
 Proceeds from issuance of common stock                     1,603,041         96,670        160,071        56,337     11,300,720
 Proceeds from issuance of common stock to BICO                  -              -                             -        4,200,000
 Proceeds from warrants exercised                              26,000          4,267           -              400        116,066
 Proceeds from treasury stock                                    -              -              -              -          (35,000)
 Proceeds from Regulation S                                      -              -              -              -          288,751
 Proceeds from issuance of notes payable                         -              -              -              -          303,000

Net cash provided by financing activities                      26,813        100,937       (158,875)        56,737    14,640,077
Net increase (decrease) in cash and cash equivalents       (1,854,602)      (329,384)      (491,158)       138,299     2,294,561
   Cash and cash equivalents at beginning of period         4,149,163        448,738      2,785,719        (18,945)        -

   Cash and cash equivalents at end of period           $   2,294,561    $   119,354  $   2,294,561  $     119,354   $ 2,294,561


See notes to the financial statements.

DIASENSE, INC.

NOTE A - Basis of Presentation

       The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owns 52% of the stock of the Company as of March 31, 1996. Diasense is currently developing a non invasive glucose sensor (Sensor). The Sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Common Stock

      During the three months ended March 31, 1996, the Company sold 48,247 shares of its common stock pursuant to its registration statement dated July 19, 1993 as amended. In addition 2,000 shares were granted in exchange for services rendered to the Company.

NOTE D - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,943,906 and 17,866,398 for the six months ended March 31, 1996, and for the six months ended March 31, 1995, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

      From July 5, 1989 (inception) to March 31, 1996, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective
July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 16,585,316 for the period from July 5, 1989 (inception) to March 31, 1996.


Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Cash decreased from $4,149,163 at September 30, 1995, to $2,294,561 at March 31, 1996. This decrease was attributable to the Company's $1,881,415 net cash flow used by operations during the six months ended March 31, 1996. These operating expenditures consisted primarily of Sensor related general and administrative expenses.

Results of Operations

      Research and development expenses decreased during the second quarter from $1,070,684 for the three month period ended March 31, 1995 to $0 for the three month period ended March 31, 1996 and decreased from $2,202,702 for the six month period ended March 31, 1995 to $0 for the six month period ended March 31, 1996. These decreases were due to an agreement between the Company and BICO to suspend billings pursuant to the Research and Development Agreement pending the outcome of the FDA's review of the Diasensor 1000. Accordingly, associated research and development activity was suspended and the associated charges from BICO to the Company were discontinued.

      During the three month period, the Company extended warrants to purchase 1,153,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. The Company recorded a $3,459,000 charge against income, which is the difference between the fair market price and warrant share price times the number of warrants shares.

     General and administrative expenses decreased during the first quarter from $648,725 for the three month period ended March 31, 1995 to $338,265 for the three month period ended March 31, 1996 and decreased from $1,470,505 for the six month period ended March 31, 1995 to $720,269 for the six month period ended March 31, 1996. These decreases were primarily due to the suspension of reimbursements of BICO as discussed above.

      Other income during the first quarter increased from $4,806 for the three month period ended March 31, 1995 to $32,055 for the three month period ended March 31, 1996 and increased from $22,057 for the six month period ended March 31, 1995 to $87,128 for the six month period ended March 31, 1996. These increases were due to the increase in interest income as a result of the investment of the Company's liquid assets.

                       PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K

          1. A Report on Form 8-K dated February 20, 1996, with respect to Item 5, Other Events and Item 7(c), Exhibit.

          2. A Report on Form 8-K dated February 26, 1996, with respect to Item 5, Other Events and Item 7(c), Exhibit.

          3. A Report on Form 8-K dated February 27, 1996, with respect to Item 5, Other Events and Item 7(c), Exhibit.

          4.    A Report on Form 8-K dated April 10, 1996, with respect  to
                Item 5, Other Events and Item 7(c), Exhibit.

          5.    A  Report  on Form 8-K dated May 8, 1996, with  respect  to
                Item 5, Other Events and Item 7(c), Exhibit.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 1996.


                                   DIASENSE, INC.

                                   By /s/ Fred E. Cooper
                                       Fred E. Cooper
                                       President and Director (principal
                                       executive officer, principal financial
                                       officer and principal accounting
                                       officer)