Form 10-Q
period 1996-06-30
DIASENSE INC /PA/
filed 1996-08-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended               June 30, 1996
             Commission file number                0-26504

                             DIASENSE, INC.
         (Exact name of registrant as specified in its charter)


Pennsylvania                                                25-1605848
- ----------------------------------------------------------------------
(State of other jurisdiction                             (IRS Employer
of incorporation or organization)                   Identification no.)


        2275 Swallow Hill Road, Bldg. 2500; Pittsburgh, PA 15220
        --------------------------------------------------------
        (Address of principal executive offices)     ( Zip Code)

                             (412) 279-9740
                             --------------
           Registrant's telephone number, including area code


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

         As of June 30, 1996, 23,012,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

PART I FINANCIAL STATEMENTS

                             DIASENSE, INC.
                    (A Developmental Stage Company)

                             Balance Sheets

                                         June 30, 1996     September 30, 1995
                                          (Unaudited)           (Note)
      ASSETS
Current assets
    Cash and cash equivalents            $    1,113,372      $  4,149,163
    Accounts receivable                           1,007             1,007
    Due from BICO                             2,146,252             -
    Inventory deposit                         1,000,000         1,000,000
    Prepaid expenses                             14,539            13,775
                                           ------------      ------------
          Total current assets                4,275,170         5,163,945

Property and equipment - net
    Property & equipment                        238,369           243,456
                                           ------------      ------------
          TOTAL ASSETS                     $  4,513,539      $  5,407,401
                                           ============      ============


                LIABILITIES and STOCKHOLDERS' EQUITY (Deficit)
Current liabilities
     Accounts payable                      $      2,582      $     29,825
     Other accrued liabilities                    1,668             7,143
     Due to BICO                                 -              1,287,012
                                           ------------       -----------
          Total current liabilities               4,250         1,323,980

Stockholders' equity (Deficit)
     Preferred stock, 1,000,000 shares authorized, none issued
     Common stock, 40,000,000 shares of $.01 par
       value authorized; issued and outstanding
       23,012,051 at Jun. 30, 1996 and
       22,524,320 at Sep. 30, 1995               230,121           225,243
     Additional paid-in capital               26,963,139        25,541,974
     Warrants                                 12,250,315         4,690,315
     Deficit accumulated during
       development stage                     (34,934,286)      (26,374,111)
                                           -------------      ------------
                                               4,509,289         4,083,421
          TOTAL LIABILITIES AND            -------------      ------------
            STOCKHOLDERS' EQUITY (Deficit) $   4,513,539      $  5,407,401
                                           =============      ============

Note: The Balance Sheet at September 30, 1995 has been derived from audited financial statement at that date.

See notes to financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                     For the nine months ended         For the three months ended    From July 5, 1989
                                                June 30,                       June 30,            (inception) through
                                         1996            1995             1996            1995        June 30, 1996
                                     -------------   -------------    ------------     -----------     ------------
Research and development expenses    $      -        $   3,487,882    $      -        $ 1,285,180     $ 10,556,405

General and administrative expenses      1,109,453       2,003,099         389,184        532,594        9,824,495

Warrant extensions                       7,560,000       4,650,000       3,456,000      4,650,000       12,210,000

Technology and patent rights acquired       -                -                -             -            2,650,000

Interest expense                             1,204           3,011             472            140           10,158

Other income                              (110,482)        (42,400)        (23,354)       (20,343)        (384,177)

Other expense                                -                -                -               -            37,405
                                     -------------   -------------    -------------    -----------    -------------
  Net loss                           $  (8,560,175)  $ (10,101,592)   $ (3,822,302)  $ (6,447,571)   $ (34,904,286)
                                     ==============  ==============   =============  =============   ==============
Net loss per common share (note C)   $       (0.37)   $      (0.55)   $      (0.17)  $      (0.35)   $       (2.00)
                                     ==============   =============   =============  =============   ==============

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                     For the nine months ended       For the three months ended   From July 5, 1989
                                                               June 30,                        June 30,         (inception) through
                                                        1996           1995             1996          1995          June 30, 1996
                                                    ----------------------------     ---------------------------    ---------------
Cash flows from operating activities:
Net loss                                         $ (8,560,175)  $ (10,101,592)    $ (3,822,302)  $ (6,447,571)    $ (34,904,286)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                      10,555           7,195            4,758          2,436            39,507
        Stock issued in exchange for services             52,500          47,250             -            21,000           138,950
        Stock issued for License and Marketing Agreement    -                -               -              -               80,000
        Warrant extensions                             7,560,000       4,650,000        3,456,000      4,650,000        12,210,000
        Inventory Deposit - BICO                            -                -               -              -           (1,000,000)
        (Increase) decrease in receivable                   -                -               -              -              496,811
        (Increase) decrease in prepaid expenses             (764)         11,196           15,474          6,400           (14,539)
        Increase (decrease) in payable due to BICO    (1,287,012)      4,801,664             -         1,601,577        10,500,000
        Increase (decrease) in accounts payable          (27,243)        (45,000)         (28,289)       (35,778)            2,582
        Increase (decrease) in accrued liabilites         (5,475)         (2,417)          (1,840)          (903)            1,668
                                                      -----------    ------------    -------------   ------------      -----------
      Net cash used in operating activities           (2,257,614)       (631,704)        (376,199)      (202,839)      (12,449,307)

 Cash flows from investing activities:
   Purchase of property and equipment                     (5,468)         (2,501)          (5,468)        (1,045)         (277,876)
                                                      -----------    ------------    -------------   ------------      -----------
      Net cash used in investing activities               (5,468)         (2,501)          (5,468)        (1,045)         (277,876)

Cash flows from financing activities:
   Advances to BICO                                   (2,146,252)            -           (544,024)          -           (2,664,624)
   Repayment of advances to BICO                            -                -               -              -              587,140
   Proceeds from issuance of common stock              1,345,543       1,344,524         (257,498)     1,247,854        11,043,222
   Proceeds from issuance of common stock to BICO           -                -               -              -            4,200,000
   Proceeds from warrants exercised                       28,000           6,767            2,000          2,500           118,066
   Treasury stock                                           -                -               -              -              (35,000)
   Proceeds from Regulation S                               -                -               -              -              288,751
   Proceeds from issuance of notes payable                  -                -               -              -              303,000
                                                     -----------     -----------       -----------   -----------       -----------
      Net cash provided by financing activities         (772,709)      1,351,291         (799,522)     1,250,354        13,840,555
                                                     -----------     -----------      -----------    -----------       -----------
      Net increase (decrease) in cash & equivalents   (3,035,791)        717,086       (1,181,189)     1,046,470         1,113,372
      Cash and cash equivalents at beg. of period      4,149,163         448,738        2,294,561        119,354             -
                                                     -----------     -----------      -----------    -----------       -----------
      Cash and cash equivalents at end of period     $ 1,113,372     $ 1,165,824      $ 1,113,372    $ 1,165,824       $ 1,113,372
                                                     ===========     ===========      ===========    ===========       ===========

See notes to the financial statements.

                             DIASENSE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

           The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10Q and Rule 10-O Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE B - Organization

        The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owns 52% of the stock of the Company as of June 30, 1996. Diasense is currently developing a noninvasive glucose sensor (Sensor). The Sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.


NOTE C - Net Loss Per Common Share

        Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,974,349 and 18,281,040 for the nine months ended June 30,1996 and June 30, 1995, respectively. The loss per share does not include common stock equivalents since the effect would be antidilutive.

          From July 5, 1989 (inception) to June 30, 1996, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 17,494,171 for the period from July 5, 1989 (inception) to June 30, 1996.

Management's Discussion and Analysis of Financial Condition and Cash Flows
==========================================================================
Liquidity and Capital Resources
- ------------------------------
          Cash decreased from $4,149,163 at September 30, 1995, to $1,113,372 at June 30, 1996. This decrease was attributable to the Company's $2,257,614 net cash flow used by operations during the nine months ended June 30, 1996. These operating expenditures consisted primarily of paying off the Company's debt owed to BICO in connection with expenses related to the Sensor and Sensor related general and administrative expenses.

Results of Operations
- ---------------------
         Research and Development expenses decreased during the third quarter from $1,285,180 for the three month period ended June 30, 1995 to $0 for the three month period ended June 30, 1996 and decreased from $3,487,882 for the nine month period ended June 30, 1995 to $0 for the nine month period ended June 30, 1996. These decreases were due to an agreement between the Company and BICO to suspend billings pursuant to the Research and Development Agreement. Accordingly, associated research and development activity was suspended and the associated charges from BICO to the Company were discontinued.

          General and Administrative expenses decreased during the third quarter from $532,594 for the three month period ended June 30, 1995 to $389,184 for the three month period ended June 30, 1996 and decreased from $2,003,099 for the nine month period ended June 30, 1995 to $1,109,453 for the nine month period ended June 30, 1996. These decreases were primarily due to the suspension of reimbursements of BICO as discussed above.

         During the three month period, the Company extended warrants to purchase 1,152,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. The Company recorded an expense of $3,456,000 against income, which is the difference between the fair market price and warrant share price times the number of warrants shares.

        Other income during the third quarter increased from $20,343 for the three month period ended June 30, 1995 to $23,354 for the three month period ended June 30, 1996 and increased from $42,400 for the nine month period ended June 30, 1995 to $110,482 for the nine month period ended June 30, 1996. These increases were due to the increase in interest income as a result of the investment of the Company's liquid assets.

                          PART II -- OTHER INFORMATION
                          ----------------------------
Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K
          None.

SIGNATURES
- ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 day of August, 1996.

                                DIASENSE, INC.

                                By /s/ Fred E. Cooper
                                ---------------------
                                Fred E. Cooper
                                President and Director(principal
                                executive officer, principal financial
                                officer and principal accounting officer)