Form 10-K
period 1996-09-30
DIASENSE INC /PA/
filed 1996-12-20
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

      For the Fiscal Year Ended 09/30/96 Commission File Number 0-26504

                               Diasense, Inc.
          (Exact name of registrant as specified in its charter)

          Pennsylvania                                 25-1605848
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                           Number)

   2275 Swallow Hill Road, Building 2500; Pittsburgh, PA       15220
 (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code (412) 279-9740

   Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1996:

              Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of October 31, 1996, 23,006,051 shares of Common Stock, par value $.01 per share were outstanding. As of October 31, 1996, no shares of Preferred Stock were outstanding.

Exhibit index is located on page 31.

                                   PART I


Item 1. Business

General Development of Business

Diasense, Inc. ("Diasense" or the "Company") was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly-owned subsidiary of Biocontrol Technology, Inc. ("BICO"). Diasense's headquarters are located in its office condominium located at 2275 Swallow Hill Road, Building 2500, 2nd Floor, Pittsburgh, PA 15220.

The Company's business is the development, marketing and manufacture of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor" or the "Sensor") for use by diabetics. During Fiscal 1996, the Company focused its efforts on the Noninvasive Glucose Sensor. Diasense owns the patent, marketing and distribution rights to the Sensor. BICO has the exclusive rights to the research and development and manufacture of the Sensor (See, "Intercompany Agreements"). Where applicable, Diasense and BICO will be referred to herein as "the Companies".

Financial Information About Industry Segments

The Company operates in a single industry segment consisting of the research, development, marketing and intended sale of biomedical products and devices.

Forward-Looking Statements

From time to time, the Companies may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Companies note that a variety of factors could cause the Companies' actual results to differ materially from the anticipated results or other expectations expressed in the Companies' forward-looking statements. The risks and uncertainties that may affect the operations, performance, research and development and results of the Companies' business include the following: additional delays in the research, development and FDA marketing approval of the Noninvasive Glucose Sensor; the Companies' future capital needs and the uncertainty of additional funding; Diasense's substantial reliance upon BICO, and BICO's uncertainty of additional funding; competition and the risk that the Noninvasive Glucose Sensor may become obsolete; the Company's dependence on a single technology; the Companies' continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to the Company's patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the Sensor and the general uncertainty of the health care industry; the Companies' limited sales, marketing and manufacturing experience; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against the Companies; the absence of a public market for the Company's common stock; the control of the Company by existing shareholders; and the dilution of the Company's common stock. For more detailed information on these risks and uncertainties, please refer to the Company's current Form S-1 Registration Statement and Prospectus.

Description of Business

Development of the Noninvasive Glucose Sensor

Diasense and BICO are currently developing a Noninvasive Glucose Sensor, which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. Currently available glucose sensors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent have been purchased by Diasense from BICO, pursuant to a Purchase Agreement (See, "Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January 1995. This filing contained new claims which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the rights to
such patent to Diasense.   Additional concepts to improve the capability of the
instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of October 1996, a total of five patents have been issued, with additional patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasense (See, "Intercompany Agreements").

In 1991, BICO's research team began development of a research prototype utilizing different technology than previously studied or developed. This device, the Beta 1 research prototype, was initially tested on six human subjects, and was subsequently tested on 110 human subjects in March 1992, during which simultaneous spectral, blood and chemical data was recorded for analysis in order to develop calibration data for the device. The Beta 1 utilized a separate lap-top computer to perform computational functions. The results of the March 1992 tests were used to develop further refinements which led to the development of the Beta 2A.

Although functionally equivalent in terms of performance with the Beta 1, the next prototype, the Beta 2A, was smaller and had fully integrated computational software and a liquid crystal display which interacted with the operator. This model was tested by BICO on 40 human subjects in July 1992. The spectral and blood chemistry data obtained indicated that the Beta 2A did not have a satisfactory signal-to-noise ratio to allow for the calculation of algorithms of sufficient accuracy to be acceptable to Diasense. The signal-to-noise ratio reflects the sensor's ability to optimize the measurement by accepting the signal desired (the glucose level) and rejecting the random interference. A higher signal-to-noise ratio results in a more accurate measurement.

Additional Beta prototypes evolved which addressed this problem. Testing was performed with each prototype, culminating in clinical trials at two hospitals with ten diabetic volunteers each in Des Plaines, Illinois in May 1993 and in Indiana, Pennsylvania in August 1993. These advanced systems embodying improvements in the optics, electronics and detection subsystems led to the design of the Beta 2D, Beta 2E, and Beta 2F prototypes, designed and constructed to simulate production models.

BICO initially obtained the approval of six Institutional Review Boards ("IRBs") to conduct testing at their hospitals. Those hospitals are Children's Hospital in Pittsburgh, Pennsylvania; Rush North Shore in Skokie, Illinois; Westmoreland Hospital in Greensburg, Pennsylvania; Lutheran General Hospital in Park Ridge, Illinois; Holy Family Hospital in Des Plaines, Illinois; and Indiana Hospital in Indiana, Pennsylvania. The Company conducted initial testing at the Holy Family Hospital and Indiana Hospital, and may conduct further studies on present and future models at some or all of the other hospitals from which IRB approval has been obtained.

On January 6, 1994, BICO submitted its initial 510(k) Notification to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor 1000 . The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed predicated devices. Such information is required by the FDA before market approval can be granted. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials prior to marketing the Diasensor 1000 . BICO and Diasense announced that they remained committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

The Diasensor 1000 is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensor 1000 uses internal algorithms to calculate a glucose measurement.

Since the Diasensor 1000 will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in a calibration center under a physician's direction. This feature may limit the marketability of the Diasensor 1000 , and, if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

After the FDA's panel review in February 1996, the Companies made additional improvements to the prototypes, and produced 34 production models of the Diasensor 1000 . The data obtained from the improved prototypes was submitted in a revised 501(k) Notification filed with and accepted by the FDA in October 1996. In November 1996, the Companies' research and development team met with the FDA, and agreed to conduct in-home studies of the Diasensor 1000 . The FDA has deemed the 1996 510(k) to be withdrawn because of the additional studies; the Companies will resubmit a 510(k) Notification when the in-home studies have been completed and the data has been analyzed. As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the studies will be completed, the next 510(k) Notification will be submitted, or when the FDA will complete its review of such Notification.

In 1996, the Companies retained Mr. Jeff Nesbit, a former FDA Associate Commissioner for Public Affairs, as a consultant to guide them through the FDA approval process and to assist BICO with its ongoing overall relationship with the FDA.

Although the Company's research and development team continues to meet with and work closely with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

During 1994, 1995 and 1996, in addition to conducting continued research and development on the Noninvasive Glucose Sensor, BICO prepared its new manufacturing facility for the manufacture of the Noninvasive Glucose Sensor. The facility, comprised of 68,000 square feet, has been reconfigured to BICO's specifications, and the machinery and equipment necessary to manufacture have been ordered.

Pilot production of the devices is planned for early 1997, and parts will continue to be purchased based on the most recent design, including its latest improvements. Manufacturing will occur with full production release documents which signify that production is underway, and that such production meets with FDA Good Manufacturing Practices ("GMP"s). Subject to continued availability of parts and properly-operating equipment, production will then build at a steady pace throughout 1997.

FDA approval is necessary to market the Diasensor 1000 in the United States. The Companies are continuing their efforts to develop software with a more "universal" algorithm, which can be used by a larger population. After introduction of the Diasensor 1000 , BICO plans to finalize the development of the Diasensor 2000 which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensor 2000 may be subject to the same regulatory testing and approval process as was required for the Diasensor 1000 .

Diasense is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasense plans to market the Noninvasive Glucose Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations to aid in the marketing and distribution of the Noninvasive Glucose Sensor. Although many factors may cause a change in management's current estimate, the Company believes that the sales price of the Diasensor 1000 at this time will range from approximately $7950 to approximately $8500. Such price may be set at a level which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1995 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who require and benefit from frequent glucose monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

Invasive Glucose Sensors

Currently, blood glucose levels are generally measured by use of invasive glucose sensors utilizing two different methods. The simplest method for monitoring blood glucose levels requires the user to prick a finger, draw a drop of blood, and place the blood on a chemically-treated test strip. After a specified amount of time has elapsed, the blood must be blotted or wiped off. After an additional amount of time has elapsed, the color of the test strip is visually compared to that of a color chart, and the glucose level is read from
the chart.   The second method requires the user of an invasive glucose sensor to prick a finger, draw a drop of blood, and to place the blood on a test strip similar to those described above. Later, the user must wait a prescribed period of time and place the test strip in the invasive glucose sensor which will display a readout of the blood glucose level. Diasense believes that many of the existing invasive glucose sensors are complicated, time-consuming, prone to user error, inconvenient, unpleasant and entail significant ongoing expenditures by the user for supplies.

The Company believes that these methods generally yield accuracy levels within plus or minus 25-30 mg/dl of actual glucose levels (depending upon testing conditions). Diasense believes that if current research and development efforts are successful, the Noninvasive Glucose Sensor will have a range of accuracy at least as accurate as currently available invasive glucose sensors.

With either method, adequate control of blood glucose levels requires several finger pricks each day, which is an unpleasant experience for the user, especially for children. Depending upon the relative facility of the user, it generally takes at least two to four minutes for a readout to be provided from existing invasive glucose sensors. Moreover, the ongoing costs of repeated testing are significant to the average user, given the cost of test strips, lancets, swabs, antiseptics, test solutions, etc., and could represent a monthly cost of up to $100 or more. Diasense believes that if the Noninvasive Glucose Sensor is successfully developed, manufactured and marketed, the unpleasantness of existing testing methods will be effectively eliminated, and the expense and inconvenience will, over the long term, be significantly reduced.

A clinical invasive glucose sensor marketed by Yellow Springs Instruments, Inc. (the "Yellow Springs Sensor") is an invasive glucose sensor which is relatively non-portable and costs approximately $8,000 per unit. It is used nearly exclusively by hospitals and other institutions. The Yellow Springs Sensor has significantly different abilities, characteristics and limitations than existing invasive glucose sensors. Although Diasense believes that the Yellow Springs Sensor yields higher accuracy levels than other invasive glucose sensors (within plus or minus 3% of actual glucose levels) within up to 30 minutes, Diasense believes that its Noninvasive Glucose Sensor may be more desirable to most users of existing invasive glucose sensors, who typically value speed and convenience, who do not require the higher accuracy levels achieved by the Yellow Springs Sensor, and who do not want to utilize invasive methods.

Diabetes

The American Diabetes Association (the "ADA") has estimated that diabetes is the seventh leading cause of death in the United States. The ADA also estimates that there are 16 million diabetics in the United States, including 11% of all people between the ages of 65 and 74, with corresponding estimated annual health care and work loss costs of more than $92 billion. It is also estimated that more than 385,000 diabetics die each year from complications associated with diabetes. More than 625,000 new cases of diabetes are diagnosed each year. Diabetics who are stricken with juvenile diabetes, the most severe form of the disease, can survive with insulin injections. However, the quality and length of their lives are generally reduced by problems associated with insulin therapy and by the onset of serious diabetic complications, including blindness, kidney failure, impotence and increased susceptibility to infection.

Many tissues of the body normally rely on glucose, a form of sugar, as a source of metabolic energy. Most cells store significant amounts of glucose as glycogen, but certain tissues, especially the brain, depend upon the blood to deliver a continuous supply of glucose. The concentration of glucose in the bloodstream must be controlled within a relatively tight range to maintain normal health. If blood glucose drops too low, causing hypoglycemia, the brain and nervous system stop working properly, thereby causing faintness, weakness, tremulousness, headache, confusion, and personality changes. Severe hypoglycemia can progress to convulsions, coma, and death. If blood glucose rises too high, causing hyperglycemia, there may be excess urine production, thirst, weight loss, fatigue, and in the most severe cases, dehydration, coma, and death. Moreover, hyperglycemia causes damage from chemical reactions between the excess glucose and proteins in cells, tissues, and organs. Over long periods of time, episodes of hyperglycemia are thought to lead to diabetic complications, including blindness, kidney failure, impotence and increased susceptibility to infection.

To control the storage and metabolism of blood glucose, the pancreas makes hormones that signal either removal or addition of glucose to the blood, depending on the need. Insulin is a pancreatic hormone that lowers blood glucose levels. Glucagon is a pancreatic hormone that raises blood glucose levels. Although certain other hormones affect blood glucose levels, insulin and glucagon have been considered the principal regulators of glucose metabolism associated with eating.

When the concentration of glucose in the bloodstream is not controlled within a relatively tight range, severe complications result. The principal disease associated with abnormal glucose metabolism is diabetes mellitus, which is defined by the presence of elevated blood glucose levels. Over the last 20 years, it has become generally accepted that there are several distinct subclasses of diabetes, the two most important of which are Type I diabetes ("Type I Diabetes") and Type II diabetes ("Type II Diabetes"). Type I Diabetes, or insulin-dependent diabetes mellitus, typically begins during childhood or early adulthood (and is therefore termed "juvenile diabetes"). Type II Diabetes, or non-insulin-dependent diabetes mellitus, typically begins during or after middle age (and is therefore termed "adult onset diabetes").

Type I Diabetes. It is estimated that there are over 1 million Type I diabetics in the United States, and about 45,000 new cases are diagnosed each year. Type I Diabetes is caused by the destruction of the pancreatic cells that make insulin, resulting in deficient hormonal control of glucose metabolism and abnormally high blood glucose. High blood glucose levels can lead to coma and death if not adequately controlled.

Before the discovery of insulin, Type I Diabetes was a rapidly fatal disease. Insulin therapy corrects the most serious metabolic disorders, and the discovery of insulin is regarded as a major triumph of medical science. However, even with modern insulin therapy, Type I diabetics cannot lead normal lives. Type I diabetics' life spans can be shortened by the onset of serious complications, including blindness, kidney failure, impotence and increased susceptibility to infection. Consequently, intensive insulin therapy to control blood glucose is an objective of modern diabetes treatment. For Type I diabetics, glucose control requires frequent monitoring of glucose levels and rigid management of diet, exercise and therapy and is difficult to achieve for many patients.

Type II Diabetes. It is estimated that there are over 5 million diagnosed Type II diabetics in the United States and equal numbers of both undiagnosed Type II diabetics and people with impaired glucose tolerance, a condition characterized by normal blood glucose levels before eating but a tendency toward hyperglycemia afterward. An estimated 600,000 new cases of Type II Diabetes are diagnosed each year in the United States.

The cause of Type II Diabetes is not precisely known. What is known is that Type II Diabetes usually occurs during or after middle age, heredity plays a role, and energy-rich diets coupled with sedentary lifestyles are involved. These factors appear to combine to cause insulin resistance, which is a failure of insulin to act normally to reduce blood glucose levels. As a consequence, even though insulin continues to be secreted by the pancreas, sometimes in above- normal amounts, blood glucose is poorly controlled. Over time, the resulting episodes of hyperglycemia are thought to cause widespread tissue damage, including possible damage to insulin secretion mechanisms in the pancreas. Current therapies for Type II diabetics include rigid dietary control, often in conjunction with the prescription of sulfonylurea compounds or, in the late stages of the disease, daily insulin injections. Again, frequent monitoring of glucose levels is required.

Other Potential Products

In addition to the Noninvasive Glucose Sensor, Diasense believes that noninvasive sensors for monitoring the level of other blood constituents are capable of development, utilizing certain of the technologies and processes expected to be used in the Noninvasive Glucose Sensor. These other blood constituents include alcohol, cholesterol, globulin, albumin, urea, bilirubin, triglycerides and total protein.

Once the development of the Noninvasive Glucose Sensor has been successfully completed, as to which the Company can provide no assurances, the Company intends to consider the development of noninvasive sensors for these other blood constituents and will evaluate at that time the respective marketability of such sensors. Such development would require the filing of additional patent applications, and there can be no assurance that the Company will succeed in developing any other noninvasive sensors. BICO has a right of first refusal with respect to the development of such other sensors and the exclusive right to manufacture such sensors if development is completed (See, "Intercompany Agreements").

Foreign Subsidiaries

In connection with its office in London, Diasense has formed Diasense U.K. Limited. Operations of this subsidiary is currently limited to the employment of part-time consultants to take orders for the Diasensor 1000 .

Net Sales

The Company is still in the research and development mode of its product development; no sales have occurred since its inception.


Research and Development

The Company is continuing the research and development of the Noninvasive Glucose Sensor. The research and development is being conducted by BICO pursuant to a Research and Development Agreement (See, "Intercompany Agreements").

Product Development

The Company is currently developing other models of the Noninvasive Glucose Sensor for more universal use.

Manufacturing

Production and inventory buildup of the Diasensor 1000 is expected to continue. Manufacturing of the Diasensor 1000 for sale in the U.S. will not begin without FDA approval. BICO will act as Diasense's exclusive manufacturer of production units of the Noninvasive Glucose Sensor for fifteen years (See, "Manufacturing Agreement"). Pursuant to the Manufacturing Agreement, BICO will manufacture units of the Noninvasive Glucose Sensor for sale to Diasense at its manufacturing facility in Indiana, PA, although BICO may use various subcontractors to provide certain components. The Companies plan to have the optics, software, electronics and other mechanical components supplied to BICO for assembly on a coordinated basis with BICO's production schedule. After manufacturing is underway, BICO does not expect to maintain significant inventories and, as a result, backlogs may occur from time to time.

In September 1992, BICO entered into a 10-year lease with the Indiana County Board of Commissioners for a 22,500 square foot facility located in Indiana, PA, which will be used by BICO for the assembly of production units of the Noninvasive Glucose Sensor. During 1994, 1995 and 1996, BICO renovated the facility and ordered the required capital equipment and machinery necessary for assembly operations. BICO plans to spend approximately $5 million on such renovations and equipment purchases. In addition, during 1995, BICO obtained an additional 45,500 square feet of manufacturing space, which is being completed for manufacturing.

Pilot production of the Diasensor 1000 is planned for early 1997, and parts will continue to be purchased based on the most recent design, including its latest improvements. Manufacturing will occur with full production release documents which signify that production is underway, and that such production meets with FDA Good Manufacturing Practices ("GMP"s). Subject to continued availability of parts and properly-operating equipment, production will then build at a steady pace throughout 1997.

BICO has undertaken, pursuant to the Manufacturing Agreement, to comply with good manufacturing practices and other regulatory standards and intends to establish a quality control and quality assurance program once manufacturing begins. Although the Companies plan to work closely to coordinate the implementation of these undertakings, there can be no assurance that BICO will meet Diasense's requirements for quality, quantity, or timeliness.

Marketing and Distribution

Although Diasense's officers and marketing employees have experience in sales, marketing, and/or distribution, Diasense has no direct prior or existing experience. Diasense's officers have such experience, but not specifically in the biomedical device industry (See, "Directors and Executive Officers"). Although the Company believes that a successfully developed Noninvasive Glucose Sensor will attract a market, the Company anticipates that substantial marketing efforts and the expenditure of significant funds may be necessary to inform potential customers and distributors of the distinctive characteristics and benefits of the Company's Noninvasive Glucose Sensor. The Company's success will also depend to a significant extent on its ability to establish an effective internal marketing organization.

In addition, the Company's operating results will depend largely on its ability to establish successful arrangements with domestic and international distributors and marketing partners. Diasense also contemplates that it will employ a direct sales force focusing directly on diabetics. Although the Company believes that a successfully developed Noninvasive Glucose Sensor will be a profitable product for the Company, there can be no assurances that Diasense will be able to establish sufficient direct sales capabilities and distribution relationships or that it will be successful in gaining market acceptance and profitability through sales of its products.


Patents, Trademarks and Licenses

Diasense owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" (the "Patent") which covers certain aspects of a process for measuring blood glucose levels noninvasively. Such Patent was awarded to BICO's research team in December 1991 and was sold to Diasense pursuant to a Purchase Agreement dated November 18, 1991 (See, "Intercompany Agreements"). The Patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If marketing of a product made under the Patent is delayed by clinical testing or regulatory review, an extension of the term of the Patent may be obtained. Diasense's Patent relates only to noninvasive sensing of glucose but not to other blood constituents. Diasense has filed corresponding patent applications in a number of foreign countries.

A second patent application was filed by BICO in December 1992, which was assigned to Diasense. This second patent contained new claims which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995. In May 1993, four additional patent applications were filed by BICO's research teams related to the methods, measurement and noninvasive determination of analyte concentrations in blood.

As of October 1996, a total of five patents have been issued, all of which have been assigned to Diasense. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

BICO's research team continues to file patent applications, provisional patent applications, some of which are being converted into "PCTs" (Patent Cooperative Treaty) which reflect the continued research and development and additional refinements to the Noninvasive Glucose Sensor.

Diasense or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive Glucose Sensor and related processes.

Those competitors known by Diasense to be currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that such patents may require Diasense to alter any model of the Noninvasive Glucose Sensor or the underlying processes relating to the Noninvasive Glucose Sensor, to obtain licenses, or to cease certain activities.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although Diasense and BICO take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company has filed for trademark protection for the term "Diasensor 1000 ", which is intended for use in connection with the Diasensor models; such filing will remain pending until the first production unit is shipped. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.


Warranties and Product Liability

Because the Company has not yet begun its manufacture or sale of any products, it has not extended any warranties or incurred product liability risk. BICO and Diasense currently have product liability insurance. Upon the initiation of manufacture or sale of products, the Company will attempt to obtain additional insurance to cover product liability risk, if necessary.

Source of Supply

Once production of the Noninvasive Glucose Sensor begins, BICO, as the manufacturer (See, "Intercompany Agreements"), will be dependent upon suppliers for some of the components required to manufacture the Noninvasive Glucose Sensor. Some components may not be generally available, in which case BICO and the Company may become dependent upon those suppliers which do provide such specialized products.

Competition

With the rapid progress of medical technology, and in spite of continuing research and development programs, the Company's developmental products are always subject to the risk of obsolescence through the introduction by others of new products or techniques. Management is aware that other research groups are developing noninvasive glucose sensors, but has limited knowledge as to the technology used or stage of development of these devices. There is a risk that those other groups will complete the development of their devices before the Company does. There is no other company currently producing or marketing noninvasive sensors for the measurement of blood glucose similar to those being developed by the Company. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

The Noninvasive Glucose Sensor will compete with existing invasive glucose sensors. Although the Company believes that the features of the Noninvasive Glucose Sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, there can be no assurance that the Noninvasive Glucose Sensor will compete successfully. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Miles Laboratories, Inc., Boehringer Mannheim Diagnostics, and Lifescan (an affiliate of Johnson & Johnson).

Such companies have established marketing and sales forces, and represent established entities in the industry. Certain of the Company's competitors (including their corporate or joint venture partners or affiliates) currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than Diasense, and may have other competitive advantages over Diasense (based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty). Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products (or otherwise make them more price competitive) so as to enhance their marketing competitiveness relative to the Company's Noninvasive Glucose Sensor. Accordingly, there can be no assurance that the product, or Diasense as marketer for the Noninvasive Glucose Sensor, will be able to compete favorably with such competition.

In addition to the invasive glucose sensors discussed above, there exist invasive sensors, such as the Yellow Springs Sensor (the "Clinical Sensors") which the Company believes achieve accuracy levels within 30 minutes which are within plus or minus 3% of actual glucose levels. The Company will also compete with this technology, which is relatively non-portable and bears a price of approximately $8,000. The Clinical Sensors are presently used almost exclusively by hospitals and other institutions, and, like all invasive sensors, still require repeated blood samples. It is anticipated that the Company will also face competition from the Clinical Sensors, at least in some markets. For example, certain institutions that might otherwise purchase Diasense's products may decide to continue to use the Clinical Sensors, whether due to the superior accuracy levels of that sensor or institutional or historical bias, despite what Diasense believes will be the superior convenience and cost factors of the Noninvasive Glucose Sensor.

At this time, the Company estimates that the anticipated selling price of the Diasensor 1000 will range from $7950 to $8500, depending upon the country in which it is sold and other factors; such estimate is subject to change as the FDA process continues. Such price will be a factor in the Company's ability to compete with other available technology.

The Company faces more direct competition from other companies who are currently researching and developing noninvasive glucose sensors. The Company has very limited knowledge as to the stage of development of these sensors; however, should another company successfully develop a noninvasive glucose sensor, achieve FDA approval, and reach the market prior to the Company, it would have an adverse effect upon the Company's ability to market its sensor.

The companies which are currently engaged in the research and/or development of noninvasive glucose sensors include the following: Sandia National Laboratories ("Sandia"), which is working with the University of New Mexico, Futrex, Inc. ("Futrex"), Boston Advanced Technologies, Inc. ("B.A.T."), and Cygnus, Inc. ("Cygnus"). Although the Company is not aware, there may be other companies engaged in similar research and development. The named companies, and others, may be further along in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the Company. The following is a summary of the Company's current knowledge regarding the companies listed.

Sandia, which is funded by the U.S. Department of Energy and administered by AT&T, has publicly reported that it has developed a noninvasive glucose sensor based on infrared spectroscopy and using near-infrared light. In May 1993, Sandia disclosed that it entered into agreements with Rio Grande Medical Technologies, Inc. ("Rio Grande"), transferring certain rights and patents relating to a noninvasive glucose sensor, and that Rio Grande was seeking financing to develop the technology. In November 1994, a representative of Sandia publicly stated that their research and development still required no less than two years to perfect the device. The Company is not aware of Sandia's commencement of clinical trials through IRBs which would satisfy FDA approval requirements. Futrex, which has been granted four patents relating to the noninvasive detection of glucose, conducted unsuccessful clinical trials in 1991. Futrex conducted additional clinical trials, and has disclosed in August 1995 IPO filings with the SEC that it plans to file a 510(k) Notification with the FDA for its device in the fourth quarter of 1995; however, media reports indicate that Futrex and its founder are now the subject of a federal court suit initiated by the SEC, which could have a significant negative impact on Futrex's future. B.A.T. was, in the past, conducting research and development of a noninvasive sensor for the analysis of blood constituents, including glucose, pursuant to a contract with NASA, but the Company has no knowledge of whether B.A.T. is presently pursuing the research. B.A.T. owns one patent, but has not disclosed whether any prototype has been developed or tested. Cygnus has disclosed that it is developing a "GlucoWatch", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus, which is now being funded by Abbott Laboratories, a major pharmaceutical company, has not yet submitted its device for FDA scrutiny and, to the best of the Companies' knowledge, must complete additional clinical trials prior to applying for FDA approval to market the device.

Certain organizations are also actively engaged in researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. Diasense is not aware of any new or anticipated technology that would effectively render the Noninvasive Glucose Sensor obsolete or otherwise not marketable as currently contemplated. However, there can be no assurance that future technological developments or products will not make the Noninvasive Glucose Sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even effectively obsolete.

Government Regulations

Since the Company's Noninvasive Glucose Sensor product is a "medical device" as defined by the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), it is subject to the regulatory authority of the FDA and will also be subject to the authority of similar foreign regulatory agencies in countries where the Noninvasive Glucose Sensor may be marketed. The FDA has promulgated regulations that apply to the testing, marketing, registration and manufacture of medical devices and products. The FDA can subject the Company to inspections of its facilities and operations and may also audit its record keeping procedures at any time.

Moreover, approvals are subject to continual review, and the future discovery of previously unknown problems may result in certain restrictions being applied to the use or marketing of the Noninvasive Glucose Sensor or a complete withdrawal from the market.

Because the Noninvasive Glucose Sensor is subject to regulation by the FDA, the Company will be required to meet applicable FDA requirements prior to marketing the device in the United States. These requirements include clinical testing, which must be supervised by the IRBs of chosen hospitals. Clinical testing began on the Noninvasive Glucose Sensor in May 1993 (See, "Current Status of the Noninvasive Glucose Sensor"). The clinical trials have been conducted based on a determination by the Company and the IRBs that the device is a "non-significant risk" device, thus obviating the need for an Investigational Device Exemption ("IDE") filing with the FDA. Should any of the IRBs determine, and are successful in convincing the FDA, that the device is a "significant risk" device, the Company would be required to submit an IDE filing to the FDA. Such filing would result in material delays and expenses for the Company, and a resulting significant delay in the completion, marketing and sale of the Noninvasive Glucose Sensor. To date, neither the IRBs nor the FDA have informed the Company that they are of the opinion that the device is a "significant risk" device.

Diasense may conclude clinical testing on any device at any point at which it believes additional data is not necessary for inclusion in the 510(k) Notification. Such notification will include a detailed description of the prototype and data produced during clinical trials. The 510(k) Notification review by the FDA involves a substantial period of time, and requests for additional information and clinical data will require additional time. Although the Company does not anticipate extraordinary problems, there can be no assurance that the 510(k) Notification will ultimately be approved, or when it will be approved.

The 510(k) Notification filed by the Company for the Diasensor 1000 indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an the existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor 1000 , should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre- market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

The time elapsed between the completion of clinical testing at IRBs and the grant of marketing approval by the FDA is uncertain, and no assurance can be given that approval to market the Noninvasive Glucose Sensor will ultimately be obtained. In addition, delays or rejections may be encountered based upon changes in the FDA's regulatory policies during the period of research and development and the FDA's review.

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensor 2000 , or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

In March 1993, the FDA announced that it intends to take steps to enhance its review and approval procedures and guidelines relating to the testing of medical devices, including imposing a higher standard of proof on medical devices that might pose potential health risks. Diasense is unable to determine at this time whether such action may have a material adverse effect on the approval of the Noninvasive Glucose Sensor by the FDA or on Diasense's business generally. The extent of federal, state, local or foreign governmental regulations that might result from any future legislation or administrative action, and the impact of any such action on Diasense's products or business, cannot be accurately determined.

Diasense's products may also be subject to foreign regulatory approval prior to any sales.

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO's manufacturing processes and maintenance of certain records.

Future sales of Diasense's products may also be affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to assure the quality and reliability of all medical testing in the United States, regardless of where the testing is performed. Regulations to implement CLIA became effective in 1992, and, accordingly, the current or future impact of such regulations on Diasense's products cannot fully be determined at this
time.    These regulations affect previously unregulated testing markets, including physician office laboratories and small volume test sites. These market segments may be discouraged from initiating, continuing or expanding patient testing as a result of CLIA. There can be no assurance that the regulations will not have an effect on the potential uses for the Noninvasive Glucose Sensor, with a resulting impact on its potential markets.

Human Resources

Diasense had no full-time employees until January 1992. Presently, Diasense has seven full-time employees, most of which are located at its Pittsburgh, Pennsylvania office. Diasense also has one employee in its Maryland office. Diasense employs consultants in its London office. Diasense believes that, if and when FDA approval is obtained for the Noninvasive Glucose Sensor, or manufacturing and marketing begins, it will employ approximately 48 persons on a full-time or part-time basis in the United States, and approximately sixteen persons in each foreign office. Diasense's success will depend upon the efforts of its key management personnel, the departure of any of whom may adversely affect Diasense's business. None of the Company's employees are represented by a collective bargaining unit, and Diasense considers its relations with its employees to be excellent.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company's operations are located primarily in the United States of America. In 1994, the Company incorporated a majority-owned foreign subsidiary, Diasense U.K. Limited, in order to facilitate the opening of its office in London,
England.    Although the Company is currently taking orders in its London office, the Company has had no sales, foreign or domestic, since its inception.


Item 2. Properties

In April 1992, Diasense purchased an office condominium for $190,000. The office, which consists of approximately 4600 square feet, is located at 2275 Swallow Hill Road, Building 2500, 2nd Floor, Pittsburgh, PA 15220. Diasense's administrative offices are located in such office, and BICO leases a portion of the office at a monthly rental amount of $3,544 plus one-half of the utilities (See, "Certain Relationships and Related Transactions").

Diasense leases office space in Beltsville, Maryland. Such space is leased on a three-year term with monthly rental amounts of $1400 in 1994, $1700 in 1995 and $1613 in 1996.

As of September 1996, Diasense has an office in London, England for the purpose of taking orders for the Diasensor 1000 .

The Company believes that its existing facilities will be sufficient to meet its needs through Fiscal 1997. Should the Company require additional space, the Company believes such space will be available at reasonable commercial rates.

Item 3. Legal Proceedings

In April 1996, the Pennsylvania Securities Commission commenced an informal investigation into Diasense's sales of its common stock pursuant to its public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. The Company has been cooperating fully with the state and has provided all of the information requested. As of the date of this filing, no determinations had been made.

In May 1996, the Company, along with BICO and BICO's individual directors, including David Purdy and Fred Cooper, who are also officers and directors of Diasense, was served with a federal class action lawsuit based on alleged violations of federal securities laws. The Companies have filed a Motion to Dismiss the suit and are aggressively defending against it. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

In November 1994, BICO's counsel was notified by the staff of the Philadelphia office of the U.S. Securities and Exchange Commission (the "SEC") that the SEC had decided to discontinue its investigation of BICO, its officers and directors. The SEC concluded its informal investigation, which was originally initiated in mid-1991, and determined that no enforcement action was necessary.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Diasense was incorporated in the Commonwealth of Pennsylvania on July 5, 1989. Diasense has the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of October 31, 1996, 23,006,051 shares of common stock were outstanding. No shares of Preferred Stock are outstanding. As of October 31, 1996, there were currently exercisable warrants outstanding to purchase 7,581,763 shares of the common stock of Diasense at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through October 14, 2001.

As of October 31, 1996, the Company had approximately 610 holders of record for its common stock and no holders of record for its preferred stock.

On July 19, 1993, Diasense's S-1 Registration Statement became effective with the SEC. The following shares were registered with the SEC pursuant to such Registration Statement: 3,000,000 primary shares, which are authorized shares of Diasense common stock to be sold by the Company; 6,931,525 warrant shares, which underlie currently exercisable warrants to purchase Diasense common stock; and 4,760,012 secondary shares, which are outstanding shares of Diasense common stock purchased by certain shareholders in private placements. In December 1995, the Company registered an additional 3,000,000 primary shares. The Diasense public offering is self-underwritten.

As of October 31, 1996, 1,084,460 of the primary shares had been sold by Diasense at a price of $3.50 per share. In addition, as of October 31, 1996, 220,512 registered warrant shares had been issued to warrantholders, and warrants to purchase 280,000 registered warrant shares had expired.

During Fiscal 1994, Diasense sold 91,667 shares of its commons stock to foreign investors pursuant to Regulation S.

During Fiscal 1995, Diasense issued 3,000,000 shares of its unregistered common stock to BICO in exchange for a $10,500,000 reduction in amounts owed to BICO by Diasense pursuant to the R&D Agreement. In addition, BICO purchased 1,200,000 shares of Diasense unregistered common stock at $3.50 per share (See, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Diasense is not currently listed on any stock exchange or market, although it has applied to be listed on the NASDAQ Small-Cap Market. The Company currently acts as its own registrar and transfer agent for its common stock and its warrants. Currently, there is no established public trading market for the Company's common stock.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to cumulative voting rights in the election of directors. In cumulative voting, the holders of common stock are entitled to cast, for each share held, the number of votes equal to the number of directors to be elected. A holder may cast all of his or her votes for one nominee or distribute them among any number of nominees for election. Subject to any preferences that may be granted to any holders of preferred stock, the holders of common stock are entitled to receive, on a pro rata basis, dividends out of funds legally available for distribution, when and if declared by the Board of Directors, and to share ratably in the assets of Diasense legally available for distribution to its shareholders in the event of liquidation, dissolution or winding-up of Diasense. The holders of common stock have no preemptive, redemption or conversion rights. The shares of common stock currently outstanding are fully paid and nonassessable.

In December 1995, BICO and Diasense announced that their respective Boards of Directors had determined that it would be in the best interest of both companies to combine them. Although the Boards of Directors anticipated that such combination would be accomplished via an exchange of all Diasense's outstanding common stock for BICO common stock, the transaction is subject to the approval of the shareholders of the Companies, and the terms have not been finalized. In the event that Diasense is combined with BICO, the existing characteristics of Diasense's common stock might be changed, subject to the terms of the transaction.

Preferred Stock

The Company's Articles of Incorporation permit the issuance of up to 1,000,000 shares of preferred stock. No shares of preferred stock are currently issued or outstanding. Diasense has no present intention to issue any such shares, although there can be no assurance that preferred stock will not be issued in the future.

Dividends

The Company has not paid cash dividends on its common stock or preferred stock since its inception and cash dividends are not presently contemplated at any time in the foreseeable future. The Company anticipates that any excess funds generated from operations in the foreseeable future will be used for working capital and to continue to fund the research and development of the Noninvasive Glucose Sensor. In accordance with the Company's Articles of Incorporation, cash dividends are also restricted under certain circumstances.

Warrants

As of October 31, 1996, there were outstanding warrants, all of which are currently exercisable, to purchase 7,581,763 shares of common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates ranging from November 20, 1996 to October 14, 2001. During Fiscal 1996, warrants to purchase 743,250 shares of common stock were granted, and warrants to purchase 2,536,213 shares of common stock, which were scheduled to expire during Fiscal 1996, plus 20,000 shares scheduled to expire in October, 1996, were extended until 1999. In October 1996, an additional 610,000 warrants were extended. The warrants were issued to directors, officers and employees of Diasense and to certain other persons for certain goods and services transferred or rendered to Diasense and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. The warrants may not be redeemed by Diasense prior to the expiration thereof.

In the event that Diasense is combined with BICO, as discussed herein, the characteristics of both the warrants and the common stock underlying such warrants may change, subject to the terms of the transaction.

Employment Agreement Provisions Related to Changes in Control

Diasense has entered into agreements (the "Agreements") with Fred E. Cooper, David L. Purdy and Gary R. Keeling pursuant to which they receive annual salaries of $100,000, $50,000 and $100,000 from Diasense, respectively, all of which are subject to review and adjustment annually. As of the end of Fiscal 1996, such annual salaries had been increased to $150,000, $100,000 and $125,000, respectively. The initial term of Messrs. Cooper's and Purdy's Agreements expire on October 31, 1999, and Mr. Keeling's expires on December 29, 1999, but the Agreements continue thereafter for additional three-year periods unless any party gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%), and Mr. Keeling two percent (2%) of the outstanding shares of common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the
Agreements: (i) when 20% or more of Diasense's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "Employment Agreements").

In the event that Diasense is combined with BICO, as discussed herein, it is uncertain as to how Diasense's existing employment contracts will be treated, or whether they will be amended as part of the terms of the transaction. The Companies anticipate that, unless unforeseen additional entities become involved in the transaction, all parties to the Companies' Employment Agreements will stipulate that such combination does not constitute a "change in control" pursuant to the Employment Agreements.

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from the Company's audited consolidated financial statements. These financial statements have been audited by Thompson Dugan, P.C. for the twelve-month periods ended September 30, 1996, 1995, 1994, and 1993; and for the nine-month period ended September 30, 1992, the reports of each of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements of the Company and related notes thereto included elsewhere in this report.

                    12 mos.       12 mos.       12 mos.       12 mos.       12 mos.
                    Ended         Ended         Ended         Ended         Ended
                    9/30          9/30          9/30          9/30          9/30
                    1996          1995          1994          1993          1992
                    ___________   ___________   ___________   ___________   ___________
R&D Expenses        $ -0-         $ 3,487,882   $ 2,807,508   $ 1,850,838   $ 1,469,109

General &
Administrative
Expenses            $ 1,509,298   $ 2,323,279   $ 2,388,854   $ 1,968,378   $ 1,439,492

Warrant
Extensions          $ 7,644,033   $ 4,650,000   $    -0-      $    -0-       $    -0-

Net Loss           ($ 9,021,823) ($10,361,514) ($ 5,145,081) ($ 3,763,101) ($ 2,846,584)

Total Assets        $ 4,171,910   $ 5,407,401   $   694,712   $   510,341   $ 1,341,134

Total Liabilities   $    20,624   $ 1,323,980   $ 7,172,585   $ 2,980,829   $   703,521

Working Capital
(Deficit)           $ 3,914,198   $ 3,839,965  ($ 6,707,855) ($ 2,689,986)  $   415,545

Accumulated
Deficit            ($35,395,934) ($26,374,111) ($16,012,597) ($10,837,516) ($ 7,074,415)

Net Loss Per
Common Share            ($.39)        ($.54)        ($.29)        ($.21)        ($.16)

Cash Dividends
Per Share:
Common              $    -0-      $    -0-      $    -0-      $    -0-      $    -0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In October 1992, Diasense's Board of Directors authorized a change in Diasense's fiscal year from December 31st of each year to September 30th of each year. Consequently, the fiscal year which ended September 30, 1992 was comprised only of the nine months ended September 30, 1992 ("Fiscal 1992"), and is compared to the twelve month periods ended September 30, 1996 ("Fiscal 1996"), September 30, 1995 ("Fiscal 1995"), September 30, 1994 ("Fiscal 1994"),
and September 30, 1993 ("Fiscal 1993").

In December 1995, BICO and Diasense announced that their respective Boards of Directors had determined that it would be in the best interest of both companies to combine them. Although the Boards of Directors anticipated that such combination would be accomplished via an exchange of all Diasense's outstanding common stock for BICO common stock, the transaction is subject to the approval of the shareholders of the Companies, and the terms have not been finalized. As of the date of this document, the Companies were still functioning as two different corporations; such status is reflected in the discussions set forth herein.

Forward-Looking Statements

In addition to Part I of this Form 10-K, the Management's Discussion and Analysis section also contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

Diasense's cash balance at September 30, 1996 was $1,143,312 as compared to $4,149,163 at September 30, 1995 and $448,738 at September 30, 1994. The
fluctuations in Diasense's cash balances were primarily attributable to several placements of common stock, which generated $1,092,496; $5,701,492; and $1,365,155 in net proceeds for the Company in Fiscal 1994; Fiscal 1995; and Fiscal 1996, respectively. Sales of common stock during Fiscal 1995 included a sale of 1,200,000 shares of the Company's unregistered common stock to BICO, with net proceeds of $4,200,000. The decrease during Fiscal 1996 was attributable to decreased funds raised by the Company. Diasense is conducting its initial public offering, which was effective with the SEC on July 19, 1993. As of September 30, 1996, net proceeds of $3,652,892 had been raised pursuant to such registration. Warrants to purchase 56,000 shares of common stock were exercised during Fiscal 1996 resulting in proceeds of $28,000.

Diasense had working capital of $3,914,198 at September 30, 1996 (which includes $1,777,197 due from BICO, $500,000 of which was repaid in December
1996) as compared to $3,839,965 at September 30, 1995, and negative working capital of ($6,707,855) at September 30, 1994. This increase in working capital was primarily attributable to funds raised from sales of its stock and from a decrease in accrued amounts due to BICO under the Research and Development Agreement, which resulted when BICO accepted 3,000,000 shares of Diasense common stock at an assigned value of $3.50 per share in exchange for $10,500,000 in amounts due during Fiscal 1995.

In July 1995, BICO and Diasense agreed to suspend billings, accruals and payments due pursuant to the R&D Agreement pending the FDA's review of the Diasensor 1000 . During the nine months prior to such suspension of billings, the average monthly amount billed by BICO to Diasense pursuant to the R&D Agreement was $487,500 (consisting of the $100,000 indirect costs and approximately $387,500 in reimbursable costs).

Diasense has entered into employment agreements (the "Agreements") with Fred E. Cooper and David L. Purdy effective November 1, 1994, and Gary R. Keeling effective December 30, 1994, pursuant to which they will receive annual salaries of $100,000 and $50,000 and $100,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1996, such annual salaries had been increased to $150,000, $100,000 and $125,000, respectively. The initial term of the Agreements expires on October 31, 1999 and December 29, 1999, and the Agreements are subject to review, adjustment and renewal. In the event of a change in control of the Company, as defined in the Agreements, and termination of employment, continuation of salaries at 100%, which decreases to 25% over time, are payable in addition to the issuance of stock as set forth in the Agreements. The Agreements also provide for severance and disability benefits under certain circumstances (See," DIRECTORS AND EXECUTIVE OFFICERS - Employment Agreements").

Diasense believes that its available cash resources, including funds it reasonably expects to be raised by the Company or its affiliates, will be sufficient to fund its activities through at least September 30, 1997. Such estimate is based, in part, on monthly expenditures of approximately $125,000, although that monthly aggregate amount may be revised, as described below, depending upon the progress of development of the Noninvasive Glucose Sensor.

In addition to the proceeds that Diasense is attempting to raise in its self-underwritten public offering, Diasense is attempting to secure additional financing from various sources. Based on Diasense's available cash, its rate of monthly expenditures and the deferrals agreed upon by Diasense and BICO, Diasense believes that it will be able to continue its current activities through at least September 30, 1997. If, subsequent to that date, Diasense is not able to obtain additional financing or if such additional financing is insufficient, Diasense would be required to cease operations and the development of the Noninvasive Glucose Sensor altogether.

Accordingly, Diasense may be required, depending on the amount and timing of the receipt of proceeds of its initial public offering, to seek substantial additional financing from third parties to complete the development of the Noninvasive Glucose Sensor, to obtain FDA approval to market the Noninvasive Glucose Sensor and to provide for its general working capital requirements during that time period. There can be no assurance that such additional financing will be available or available on terms acceptable to Diasense. Moreover, certain demands on liquidity, such as technological, regulatory or legal problems, could cause Diasense's liquidity to be further burdened. Diasense does not currently have any additional sources of liquidity or working capital, including bank lines of credit, etc. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, although no assurance can be made that the Noninvasive Glucose Sensor will be successfully developed, manufactured, marketed or commercially viable.

Results of Operations

During Fiscal 1996, research and development expenses were $0 as compared to $3,487,882 in Fiscal 1995 and $2,807,508 in Fiscal 1994. This decrease was due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the R&D Agreement (See, "Liquidity and Capital Resources").

General and administrative expenses aggregated $ 1,509,298 during Fiscal 1996 as compared to $2,323,279 during Fiscal 1995, and $2,388,854 during Fiscal 1994. This decrease was due primarily to the suspension of billings pursuant to the R&D Agreement.

Other income aggregated $133,083 in Fiscal 1996, as compared to $103,106 in Fiscal 1995 and $52,026 in Fiscal 1994. Other income is comprised of interest income and rental income; rental income averages approximately $41,000 per year (all of which was paid by BICO to Diasense in Fiscal 1996 and Fiscal 1995), and the balance of other income is from interest earned on deposits of liquid assets.

During Fiscal 1996 and 1995, the Company extended 2,556,213 and 1,550,000 warrants, respectively, which were originally granted to certain officers, directors, employees and consultants in 1990 and 1991, until 1998 and 1999, respectively. Because the exercise price of such warrants ($1.00 or $.50 per share) was lower than the market price of the common stock at the time of the extensions (which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock), $7,644,033 was charged to operations in Fiscal 1996 and $4,650,000 was charged to operations in Fiscal 1995.

Income Taxes

As of September 30, 1996, the Company had approximately $20,700,000 in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carryforwards to offset future taxable income through the years 2005-2010. The Company also has federal research and development credit carryforwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2010.

Supplemental Financial Information (unaudited)

During October 1996, which is during the first quarter of Fiscal 1997, the Company extended 610,000 warrants, which were originally granted to certain officers, directors, employees and consultants in 1991 until 1999. Because the exercise price of such warrants ($1.00 per share) was lower than the market price of the common stock at the time of the extensions (which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock), $1,525,000 was charged to operations in the first quarter of Fiscal 1997.

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements appear on pages F-1 through F-19 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 25, 1995, upon a determination by the Board of Directors, the Company engaged Thompson Dugan, P.C. as its independent auditors and accountants to replace Grant Thornton LLP. Thompson Dugan also serves as the independent auditors and accountants for BICO, replacing Grant Thornton LLP. Neither company had any disagreements with Grant Thornton LLP or Thompson Dugan, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                 PART III

Item 10. Directors and Executive Officers

The directors and executive officers of the Company are as follows:

     Name              Age        Director Since         Positions Held
_________________      ___        ______________      ________________________
David L. Purdy          68             1989           Chairman of the Board,
                                                      Chief Scientist

Fred E. Cooper          51             1989           President, CEO, Director

Anthony J. Feola        49             1991           Director

C. Terry Adkins         45             1992           Vice President of
                                                      International Sales,
                                                      Director

Gary R. Keeling         36             1991           Vice President of
                                                      Marketing and Sales,
                                                      Director

DAVID L. PURDY, 68, is the Chairman of the Board and Chief Scientist of the Company. Mr. Purdy has been a director since the Company's inception and became Chairman of the Board in October 1992. Mr. Purdy acted as the Company's Treasurer from its inception until October 1992, when he became its Chief Scientist. Mr. Purdy has been employed primarily as the President of BICO from 1972 to the present. Mr. Purdy is currently the President, Chairman of the Board and a director of BICO. Mr. Purdy currently devotes approximately 40% of his time to Diasense, and 60% of his time to BICO and its subsidiaries.

FRED E. COOPER, 51, has been the President and a director of the Company since its inception. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. Mr. Cooper is the Chief Executive Officer and a director of BICO. Mr. Cooper currently devotes approximately 40% of his time to Diasense and 60% to BICO and its subsidiaries.

ANTHONY J. FEOLA, 49, has been a director of the Company since February 1991. In addition, Mr. Feola served as the Company's Chief Operating Officer until April 1994, when he rejoined BICO as its Senior Vice President. At that time, BICO assumed Mr. Feola's employment contract with Diasense. Mr. Feola also served as the Company's Vice President of Marketing and Sales from December 1991 until October 1992. Until January 1, 1992, he was BICO's Vice President of Marketing and Sales. Prior to joining BICO in November, 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh, PA and a National Sales Manager for Westinghouse Corporation, also in Pittsburgh, PA. He also serves as a director of BICO.

C. TERRY ADKINS, 45, has been the Company's Vice President of International Sales since October 1992, and a director since March 1992. From July 1990 until January 1992, Mr. Adkins was a private consultant to the banking industry with an office in Annapolis, MD, and owned Brie Cor Funding, Inc., a company which provided financial advisory services. He became an employee of Diasense on January 1, 1992. He was associated with Maryland Publick Banks, Inc. in 1989-90 and served as the President of the Annapolis National Bank in 1990. From 1987 to 1989, he was President of the Madison Bank of Maryland.

GARY KEELING, 36, has been the Company's Vice President of Marketing and Sales since October 1992, and a director since October 1991. Prior to joining Diasense in March 1992, Mr. Keeling was employed, from February 1991 until February 1992, by Commercial Funding Corp., of Pittsburgh, PA. Mr. Keeling continues to be the owner of that company. He was employed by Equitable Financial Management, Inc. in Pittsburgh, PA from February, 1984 until January 1991.

Pursuant to the requirements of Item 405 of Regulation S-K regarding timely filings required by Section 16(a) of the Securities and Exchange Act, the Company represents the following. Based solely on its review of copies of forms received and written representations from certain reporting persons, the Company believes that all of its officers, directors, and greater than ten percent beneficial owners complied with applicable filing requirements.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the Fiscal Years ended September 30, 1996, 1995 and 1994 of those persons who were, at September 30, 1996: (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

                        SUMMARY COMPENSATION TABLE

                     Annual         Compensation            Long Term         All Other
                                                          Compensation(1)   Compensation ($)
                                                                                  (2)
__________________________________________________________________________
Name and         Year   Salary ($)   Bonus ($)   (2) Other    Awards      |
Principal                                            $       Warrants     |
Position                                                    (number of    |
                                                            shares)(#)    |
_________        ____   __________   _________   _________  __________    | _______________
Fred E.          1996   $150,000     $  0        $  0       478,545(3)         $  0
Cooper,
CEO (4)          1995   $167,045     $  0        $  0       350,000(3)         $  0

                 1994   $ 95,454     $ 35,000    $  0          -0-             $  0


David L.         1996   $100,000     $  0        $  0       600,000(3)         $  0
Purdy,
Chief Scientist  1995   $102,273     $  0        $  0       350,000(3)         $  0
(5)
                 1994   $ 72,727     $  0        $  0          -0-             $  0


Gary R.          1996   $125,000     $  0        $  0       100,000(7)         $  0
Keeling, Vice
President (6)    1995   $118,750     $ 18,750    $  0        50,000(3)         $  0

                 1994   $ 75,000     $  0        $  0          -0-             $  0

(1) The Company does not currently have a Long-Term Incentive Plan ("LTIP"), and no payouts were made pursuant to any LTIP during the years 1996, 1995, or 1994. Except as noted in Note (3) below, the Named Executives were awarded warrants to purchase the number of shares of the Company's common stock set forth in the table above in each of the years noted (See, "Certain Relationships and Related Transactions"). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees. The Company currently has key-man life insurance for David L. Purdy and Fred E. Cooper.

(2) During the years ended September 30, 1996, 1995 and 1994, the Named Executives received medical benefits under the Company's group insurance policy.

(3) During Fiscal 1995 and Fiscal 1996, the Company extended warrants previously issued to the Named Executives which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension, the exercise price of the warrants (which remained unchanged) was less than the "market price" of the common stock, which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock (See, "Option/Warrant/SAR Grants in Fiscal 1996" Table).

(4) In Fiscal 1994, Mr. Cooper was awarded bonuses aggregating $35,000. Mr. Cooper will be paid salary and bonuses aggregating approximately $426,000, $330,000 and $260,000 by BICO and its other subsidiaries during calendar years 1996, 1995, and 1994, respectively.

(5) Mr. Purdy will be paid salary and bonuses aggregating approximately $300,000, $300,000 and $250,000 by BICO during calendar years 1996, 1995, and 1994, respectively.

(6)  In Fiscal 1995,  Mr. Keeling was awarded bonuses aggregating $18,750.

(7) On October 24, 1995, Mr. Keeling was granted warrants to purchase 100,000 shares of common stock at $3.50 until October 24, 2000.

               Option/Warrant/SAR Grants in Last Fiscal Year

                                                                             |       POTENTIAL REALIZED
                                                                             |        VALUE AT ASSUMED
                                                                             |     ANNUAL RATES OF STOCK
                                                                             |     PRICE APPRECIATION FOR
                      INDIVIDUAL GRANTS (1)                                  |         OPTION TERM (3)
___________________________________________________________________________________________________________________
                                    Percent of
                   Number of          Total
                   Securities      Options/SARs
                   Underlying       Granted to     Exercise or
                  Options/ SARs    Employees in    Base Price    Expiration
Name               Granted (#)      Fiscal Year       ($/Sh)        Date         5% ($)     10% ($)        0% ($)
--------------    -------------    ------------    -----------   ----------   ----------   ----------   ----------
Fred E. Cooper      300,000            9.1%          $0.50        3/25/99     $1,068,900   $1,255,800   $  900,000
                    178,545            5.4%          $0.50        5/07/99     $  633,835   $  742,391   $  535,635

David L. Purdy      300,000            9.1%          $0.50        3/25/99     $1,068,900   $1,255,800   $ 900,000
                    300,000            9.1%          $0.50        5/07/99     $1,065,000   $1,247,400   $ 900,000

Gary R. Keeling     100,000(4)         3.0%          $3.50       10/24/00     $   96,700   $  213,700   $    0
__________________________________________

(1) Except as set forth in Note (4) below, the warrants set forth in this table represent the warrants already held by the Named Executives which were extended by the Company during Fiscal 1996. These warrants to purchase the Company's common stock were originally granted to the Named Executives in 1990 and 1991 (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Although the warrants were not actually awarded during Fiscal 1996, they are included in this Executive Compensation disclosure section because the exercise price of the warrants, which was not changed at the time of the extension, was less than the "market price" of the common stock at the time of the extension.

(2) For purposes of calculating these percentages, the total number of warrants granted or extended during Fiscal 1996 was 3,279,463 which included 743,250 new grants in Fiscal 1996, and extensions of 2,536,213 warrants originally granted in 1991 and 1992.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of Fiscal 1996 and the fair value of the Company's common stock price from the date of the grant or extension until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth ($3.50 per share, which is the price at which the common stock has been sold in the Company's public offering; there is currently no trading market for the common stock):


          STOCK PRICE ON DATE       EXPIRATION
          OF GRANT OR EXTENSION         DATE       5%        10%
          ---------------------     ----------   ------     ------
          10/24/95: $3.50            10/24/00    $4.467     $5.637

          03/05/96: $3.50             3/25/99    $4.063     $4.686

          05/07/96: $3.50             5/07/99    $4.050     $4.658

     The foregoing values do not reflect appreciation actually realized by the Named Executives (See, "Option/Warrant/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/Warrant/SAR Value" Table, Below).

(4) Represents warrants to purchase common stock at $3.50 per share until October 24, 2000 granted to Mr. Keeling on October 24, 1995.

        AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
           AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                                                 Number of Securities   Value of
                                                 Underlying             Unexercised In-the-
                                                 Unexercised            Money
                                                 Options/SARs at FY-    Options/SARs at
                                                 End (#)                FY-End ($)

___________________________________________________________________________________________
Name                Shares        Value          Exercisable/           Exercisable/
                    Acquires on   Realized ($)   Unexercisable (4)      Unexercisable (5)
                    Exercise      (3)
                    (#)(1)(2)
---------------     -----------   ------------   --------------------   -------------------
Fred E. Cooper        2,000         $6,000          1,180,045(6)          $3,358,385

David L. Purdy         -0-            -0-             950,000(7)          $2,850,000

Gary R. Keeling        -0-            -0-             150,000(8)          $  150,000

__________________

(1) This figure represents the number of shares of common stock acquired by each Named Executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 1996, Mr. Cooper exercised warrants to purchase 2,000 shares of common stock at $.50 per share; such warrants were granted on April 24, 1990.

(3) The value realized of the warrants exercised would be computed by determining the spread between the market value of the underlying securities at the time of exercise minus the exercise price of the option or warrant. For purposes of this calculation, the "market price" was determined to be $3.50 per share, the price per share in the Company's current public offering, although there is currently no market for the Company's common stock.

(4)  All warrants held by the Named Executives are currently exercisable.

(5) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from $3.50 per share, the price per share in the Company's current public offering, although there is currently no market for the Company's common stock.

(6) Includes warrants to purchase: 238,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 1999); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999); 3,500 shares of common stock at $1.00 per share until January 27, 1997; and 210,000 shares of common stock at $1.00 per share until January 27, 1997.

(7) Includes warrants to purchase: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 1999).

(8) Includes warrants to purchase: 50,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); and 100,000 shares of common stock at $3.50 per share until October 24, 2000.

Employment Agreements

Diasense has entered into employment agreements (the "Agreements") with Fred E. Cooper and David L. Purdy effective November 1, 1994, and Gary R. Keeling effective December 30, 1994, pursuant to which they will receive annual salaries of $100,000 and $50,000 and $100,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1995, such annual salaries had been increased to $150,000, $100,000 and $125,000, respectively. The initial term of the Agreements expires on October 31, 1999 and December 29, 1999, but continue thereafter for additional three-year terms unless any of the parties give proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Messrs. Cooper and Purdy shares of common stock equal to five percent (5%), and Mr. Keeling two percent (2%) of the outstanding shares of the common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of Diasense's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, in the event of a change in control within the term of the Agreements or within one year thereafter, Messrs. Cooper, Purdy and Keeling are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50% of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. Diasense is also required to continue medical insurance coverage for Messrs. Cooper, Purdy and Keeling and their families during such periods. Such severance payments will terminate in the event of the employee's death.

In the event that either Mr. Cooper or Mr. Purdy becomes disabled, as defined in the Agreements, they will be entitled to the following payments, in lieu of salary, such payments to be reduced by any amount paid directly to them pursuant to a disability insurance policy provided by the Company or its affiliates: 100% of their most recent annual salary for the first three years; and 70% of their most recent salary for the next two years. Mr. Keeling would be entitled to 100% of his most recent salary for the first year and 70% of his most recent salary for the next year.

The Agreements also generally restrict the disclosure of certain confidential information obtained by Messrs. Cooper, Purdy and Keeling during the term of the Agreements and restricts them from competing with Diasense for a period of one year in specified states following the expiration or termination of the Agreements.

In the event that Diasense is combined with BICO, as discussed herein, it is uncertain as to how Diasense's existing Employment Agreements will be treated, or whether they will be amended as part of the terms of the transaction. The Companies anticipate that, unless unforeseen additional entities become involved in the transaction, all parties to the Companies' Employment Agreements will stipulate that such combination does not constitute a "change in control" pursuant to the Employment Agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                                                                            Percent of
                           Amount & Nature                Ownership with   Class with
Name and Address           of Beneficial     Percent of    Warrants and    Warrants and
of Beneficial Owner        Ownership(1)       Class (2)    Options (3)      Options (4)
-------------------        ---------------   ----------   --------------   ------------
Biocontrol                   11,975,000         52.0%       11,975,000         52.0%
 Technology, Inc.
300 Indian Springs Rd.
Indiana, PA  15701

David L. Purdy (5)               32,000           *            982,000(6)       4.1%
300 Indian Springs Road
Indiana, PA 15701

Fred E. Cooper                   22,000           *          1,202,045(7)       5.0%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola                 20,000           *            820,000(8)       3.4%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

C. Terry Adkins                  16,000           *            116,000(9)        *
1623 Forest Drive
Annapolis, MD  21403

Gary R. Keeling                  28,500           *           178,500(10)        *
Building 2500; 2nd Floor
2275 Swallow Hill Rd
Pittsburgh, PA  15220

All directors and               118,500           *         3,298,545(11)      12.6%
executive officers
as a group (5 persons)

* Less than one percent
________________________


(1) Excludes currently exercisable warrants and options set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants and options, as a percentage of the total number of shares of common stock outstanding as of September 30, 1996, which was 23,006,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty
     (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 1996. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 1996 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Does not include shares held solely by Mr. Purdy's spouse or adult child. Mr. Purdy disclaims any beneficial interest to shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 300,000 shares of common stock at $.50 per share until March 25, 1996; 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 1996).

(7)  Includes currently exercisable warrants to purchase the following:
     238,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 1999); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999); and 213,500 shares of common stock at $1.00 per share until January 27, 1997.

(8)  Includes currently exercisable warrants to purchase the following:
     100,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 100,000 shares of common stock at $.50 per share until October 23, 1995 (extended until October 23, 2000); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 1999).

(9) Includes currently exercisable warrants to purchase the following: 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1995).

(10) Includes currently exercisable warrants to purchase the following: 50,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); and 100,000 shares of common stock at $3.50 per share until October 24, 2000.

(11) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

Item 13. Certain Relationships and Related Transactions

Diasense and BICO (the "Companies") share common officers and directors. In addition, the Companies have entered into several intercompany agreements which are summarized below. Management believes that it was in the best interest of Diasense to enter into such agreements and that the transactions were based on terms as fair as those which may have been available in comparable transactions with third parties. However, no unaffiliated third party was retained to independently determine the fairness of such transactions. The Company's policy concerning related party transactions requires the approval of a majority of the disinterested directors.

In the event that Diasense is combined with BICO, as discussed herein, the related transactions set forth herein would be materially effected. For example, separate employment agreements would be unnecessary, as would the "Intercompany Agreements" described herein. Because the transaction is in a preliminary stage, and the terms of the transaction have yet to be negotiated or approved by the shareholders of either corporation, this discussion is set forth to reflect the relationships which exist as of the date of this document, when Diasense and BICO remained two different corporations.

Employment Relationships

The Board of Directors of the Company approved employment agreements effective November 1, 1994 for its officers and directors Fred E. Cooper and David L. Purdy, and effective December 30, 1994 for its officer and director Gary R. Keeling. (See, "Employment Agreements").

David L. Purdy, Chairman of the Board, Chief Scientist and a director of the Company, is a director of the BICO, Coraflex, IDT and Petrol Rem Boards. He is also the Chairman of the Board, President and Treasurer of BICO, the Chairman and the President and Treasurer of Coraflex. In addition to his salary paid by BICO, he is paid $100,000 per year by Diasense pursuant to his employment contract, and was paid $100,000 in salary by Diasense in Fiscal 1995. Fred E. Cooper, President and a director of the Company, is a director of the BICO, Coraflex, Barnacle Ban, IDT and Petrol Rem Boards. He is also the CEO and Executive Vice President of BICO, and President of Barnacle Ban. In addition to his salary paid by BICO, he is paid $150,000 per year by Diasense pursuant to his employment contract, and he was paid $150,000 by Diasense in Fiscal 1995. Anthony J. Feola, a director, is also a director on the BICO, Coraflex, IDT, Barnacle Ban and Petrol Rem Boards. He is also the Senior Vice President of BICO, President of Barnacle Ban, and the Secretary/Treasurer of IDT. Mr. Feola, an employee of Diasense until April 1994, was paid $160,000 by Diasense in Fiscal 1994.

Leases and Property

In April 1992, Diasense acquired an office condominium in Pittsburgh, PA (See, "Properties"). BICO moved its Pittsburgh offices to the Diasense office condominium and pays Diasense rent in the amount of $3,544 per month plus one-half of the utilities.

Four of the Company's current executive officers and/or directors and two former directors of the Company are members of the eight-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased BICO's real estate in Indiana, PA, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. The cost of the property to BICO was $1,084,852. The property was sold to the Partnership subject to the leaseback provision and outstanding liens for approximately $800,000; BICO received approximately $403,000 in cash as a result of the sale-leaseback. The sale price was determined by First West Virginia Bank. Each member of the Partnership received warrants in consideration of their personal guarantees. The six members of the Partnership who are also current or former officers and/or directors of the Company, David
L. Purdy, Fred E. Cooper, Gary R. Keeling, Jack H. Onorato, Richard M. Erenberg and C. Terry Adkins, each received warrants to purchase 100,000 shares of BICO's common stock at an exercise price of $.33 per share until June 29, 1995 (which were extended until June 29, 1998), and warrants to purchase 100,000 shares of Diasense's common stock at an exercise price of $.50 per share until June 29, 1995 (extended until June 29, 1999). The warrant exercise prices were
equal to the market prices of the common stock at the time of issuance.    Mr.
Keeling, who was not a director at the time of the transaction, joined the board in October 1991 and became a Vice President in October 1992. Mr. Adkins, who was not a director at the time of the transaction joined the board in March 1992 and became a Vice President in October 1992; Mr. Onorato, who was not a director at the time of the transaction, was a director until September 1992 when he became a director of BICO until April 1994. Mr. Erenberg, who was not a director at the time of the transaction, was a director until April 1993.

Intercompany Agreements

License and Marketing Agreement. Diasense acquired the exclusive marketing rights for the Noninvasive Glucose Sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of its common stock. That agreement was canceled pursuant to a Cancellation Agreement dated November 18, 1991, and superseded by a Purchase Agreement dated November 18, 1991. The Cancellation Agreement provides that BICO retain the 8,000,000 shares of Diasense common stock which BICO received pursuant to the License and Marketing Agreement.

Purchase Agreement. BICO and Diasense entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasense its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO's patent received in December 1991 (See, "Business").

In consideration of the conveyance of its entire right in the Noninvasive Glucose Sensor and its development, BICO received $2,000,000. In addition, Diasense may endeavor, at its own expense, to obtain patents on other inventions relating to the Noninvasive Glucose Sensor. Diasense also guaranteed BICO the right to use such patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, BICO and Diasense executed an amendment to the Purchase Agreement which clarified terms of the Purchase Agreement. The amendment defines "Sensors" to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasense in connection with any sales by BICO of its proposed closed-loop system.

Research and Development ("R&D") Agreement. Diasense and BICO entered into an agreement dated January 20, 1992 in connection with the research and development of the Noninvasive Glucose Sensor. Pursuant to the agreement, BICO will continue the development of the Noninvasive Glucose Sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the Noninvasive Glucose Sensor. BICO will also manufacture the models of the Noninvasive Glucose Sensor to be delivered to Diasense for sale (See, "Manufacturing Agreement"). Upon the delivery of the completed models, the research and development phase of the Noninvasive Glucose Sensor will be deemed complete.

Diasense has agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the Noninvasive Glucose Sensor, and for the development of other related products. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending the FDA's review of the 510(k) Notification.

Manufacturing Agreement. BICO and Diasense entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the Noninvasive Glucose Sensor and other related products. Diasense will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original Manufacturing Agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods (including actual or 275% of overhead, whichever is lower) plus a fee of 30% of Cost of Goods. In July 1994, the formula was amended to be as follows: Costs of Goods Sold (defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead) + a fee equal to one third (1/3) of the difference between the Cost of Goods Sold and Diasense's sales price of each Sensor. Diasense's sales price of each Sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasense for each Sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasense's written approval. The term of the agreement is fifteen years.

Warrants

From 1990 through October 31, 1996, Diasense issued warrants to purchase common stock to the following executive officers and directors:

To C. Terry Adkins in connection with his loan guarantee: warrants to purchase 100,000 shares at $.50 per share until June 29, 1995, which were extended until June 29, 1998 during 1995.

To Fred E. Cooper in connection with his loan guarantee: warrants to purchase 100,000 shares at $.50 per share until June 29, 1995 (extended until June 29, 1998 during 1995); for meritorious service in 1990: warrants to purchase 250,000 shares at $.50 per share until April 24, 1995 (extended until April 24, 1998 during 1995); in lieu of salary in 1991: warrants to purchase 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999 during 1996); as incentive warrants in 1991: warrants to purchase 300,000 shares at $.50 per share until March 25, 1996 (extended until March 25, 1999 during 1996), and warrants to purchase 200,000 shares at $.50 until May 7, 1996 (extended until May 7, 1999 during 1996); and for meritorious service in 1992: warrants to purchase 300,000 shares at $1.00 per share until January 27, 1997.

To Anthony J. Feola for meritorious service in 1990: warrants to purchase 100,000 shares at $.50 per share until April 24, 1995 (extended until April 24, 1998 during 1995) and 100,000 shares at $.50 per share until October 23, 1995 (extended until October 23, 2000 during 1995); as incentive warrants in 1991: warrants to purchase 300,000 shares at $.50 per share until March 25, 1996 (extended until March 25, 1999 during 1996); and warrants to purchase 300,000 shares at $.50 per share until May 7, 1996 (extended until May 7, 1999 during
1996).

To David L. Purdy for meritorious service in 1990: warrants to purchase 250,000 shares at $.50 per share until April 24, 1995 (extended until April 24, 1998 during 1995); in connection with his loan guarantee: warrants to purchase 100,000 shares at $.50 per share until June 29, 1995 (extended until June 29, 1998 during 1995); as incentive warrants in 1991 and 1992: warrants to purchase 300,000 shares at $.50 per share until March 25, 1996 (extended until March 25, 1999 during 1996); and warrants to purchase 300,000 shares at $.50 per share until May 7, 1996 (extended until May 7, 1999 during 1996).

To Gary R. Keeling in connection with his loan guarantee: warrants to purchase 50,000 shares at $.50 per share until June 29, 1995 (extended until June 29, 1998 during 1995); and for meritorious service in 1995: warrants to purchase 100,000 shares at $3.50 per share until October 24, 2000.


                                  PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K


1.   Consolidated Financial Statements

The consolidated financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.


(a)  Consolidated Financial Statements                                 Page

     Report of Independent Accountants Thompson Dugan, P.C.. . . . . . .F-1

     Consolidated Balance Sheets as of September 30, 1996;
     September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . .F-3

     Consolidated Statements of Operations For the Fiscal Years Ended September 30, 1996, 1995, 1994; and July 5, 1989 (inception)
     through September 30, 1996 . . . . . . . . . . . . . . . . . . . . F-4

     Consolidated Statements of Changes in Stockholders' Equity for
     the Fiscal Years Ended September 30, 1996, 1995, 1994, 1993;
     1992; the 12 months ended December 31, 1991, 1990, and from
     July 5, 1989 (inception) through December 31, 1989 . . . . . . . . F-5

     Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 1996, 1995, 1994; and July 5, 1989 (inception)
     through September 30, 1996 . . . . . . . . . . . . . . . . . . . . F-6

     Notes to Consolidated Financial Statements for the Fiscal Year
     Ended September 30, 1996 . . . . . . . . . . . . . . . . . . . . . F-7

2.   Exhibits
(a)  Reports on Form 8-K

     The Company filed a Form 8-K report dated December 15, 1995. The items listed were Item 6, Resignation of Registrant's Directors; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 20, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 26, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated February 27 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated April 10, 1996. The items listed were Item 5, Other Events; and Item 7(c), Exhibits.

     The Company filed a Form 8-K report dated May 8, 1996. The item listed was Item 5, Other Events.

(c)  Exhibits required by Item 601 of Regulation S-K

     The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report. Except as otherwise noted, all exhibits are incorporated by reference from Exhibits to Form S-1 (Registration #33-56574) filed December 31, 1992 or from exhibits to Form 10-K filings subsequent to that date.

3.1       Articles of Incorporation of Diasense, Inc., as amended

3.2       Amended and Restated Bylaws of Diasense, Inc.

4.1       Form of Specimen Common Stock Certificate of Diasense, Inc.

5.1(3)    Legal Opinion of Sweeney & Associates P.C.

10.1 Purchase Agreement dated as of November 18, 1991 between Diasense, Inc. and Biocontrol Technology, Inc.

10.2 Manufacturing Agreement dated as of January 20, 1992, between Diasense, Inc. and Biocontrol Technology, Inc.

10.3 Research and Development Agreement dated as of January 20, 1992 between Diasense, Inc. and Biocontrol Technology, Inc.

10.4 Lease dated as of May 1, 1992 between Diasense, Inc. and Biocontrol Technology, Inc.

10.5 First Amendment to Purchase Agreement dated as of December 8, 1992 between Diasense, Inc. and Biocontrol Technology, Inc.

10.6(1) Amendment to Manufacturing Agreement dated as of June 7, 1994 between Diasense, Inc. and Biocontrol Technology, Inc.

10.7(1) Deferral Agreement, dated as of July 1, 1994, between Diasense, Inc. and Biocontrol Technology, Inc.

10.8 Deferral Agreement dated as of September 30, 1994 between Diasense, Inc. and Biocontrol Technology, Inc.

10.9 Employment Agreement dated as of November 1, 1994 between Diasense, Inc. and Fred E. Cooper

10.10 Employment Agreement dated as of November 1, 1994 between Diasense, Inc. and David L. Purdy

10.11(2) Employment Agreement dated as of December 30, 1994 between Diasense, Inc. and Gary R. Keeling

10.12(3) Distribution Agreement dated as of October 20, 1995 between Diasense, Inc. and IMACO Gesellschaft fur Non Invasive System GmbH

10.13(4)  Letter of Resignation of Director Peter J. Gialames

10.14(5) Press Release dated February 20, 1996 Re: Cancellation of IMACO Distribution Contract

10.15(6)  Press Release dated February 26, 1996 Re: FDA Panel Review

10.16(7) Press Release dated February 27, 1996 Re: Continuation of Diasensor development

10.17(8) Press Release dated April 10, 1996 Re: Alliance agreement with Samsung America, Inc.

24.1(3)   Consents of Thompson Dugan, P.C., Independent Certified Public
          Accountants

24.3(3)   Consent of Counsel (Included in 5.1 above)

25.1(3)   Power of Attorney of Fred E. Cooper (included under "Signatures")


(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-82796.

(2) Incorporated by reference from Exhibit with this title filed with the Company's Post-Effective Amendment No. 3 to Form S-1 at 33-56574 filed October 16, 1995.

(3) Incorporated by reference from Exhibit with this title filed with the Company's Amendment No. 2 to Form S-1 at 33-82796 filed November 22, 1995.

(4) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated December 15, 1995.

(5) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated February 20, 1996.

(6) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated February 26, 1996.

(7) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated February 27, 1996.

(8) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated April 10, 1996.

                         THOMPSON DUGAN
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                       Pinebridge Commons
                     1580 McLaughlin Run Rd.
                      Pittsburgh, PA 15241



       Report of Independent Certified Public Accountants


Independent Auditors' Report

Board of Directors
Diasense, Inc.

     We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996, and for the period from July 5, 1989 (inception) through September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasense, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, and for the period from July 5, 1989 (inception) through September 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes B and E to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 1996 and from July 5, 1989 (inception) through September 30, 1996, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

     In addition, as discussed in notes B and E, the Company is dependent upon its parent, Biocontrol Technology, Inc. (BICO) to continue to perform and fund contractual arrangements related to research, development and manufacturing activities of products for the Company. There has been and continues to be substantial doubt about BICO's ability to continue as a going concern due to their recurring losses from operations and negative cash flow. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




November 21, 1996
/s/ Thompson Dugan

                                 Diasense, Inc.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                       September 30,  September 30,
                ASSETS                      1996          1995
                                        -----------    -----------
Current assets
  Cash and cash equivalents (note A)    $ 1,143,312    $ 4,149,163
  Due from BICO (notes A and E)           1,777,197          -
  Inventory deposit - BICO (note F)       1,000,000      1,000,000
  Prepaid expenses                           14,313         14,782
                                        -----------    -----------
               Total current assets       3,934,822      5,163,945

Property and equipment - at cost (notes A and C)
  Building and improvements                 236,663        234,863
  Furniture and fixtures                     42,750         37,545
                                        -----------    -----------
                                            279,413        272,408
  Less accumulated depreciation              42,325         28,952
                                        ------------   -----------
                                            237,088        243,456
                                        -----------    -----------
               TOTAL ASSETS             $ 4,171,910    $ 5,407,401
                                        ===========    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $    20,095    $    29,825
  Other accrued liabilities                     529          7,143
  Due to BICO (notes A and E)                -           1,287,012
                                        -----------    -----------
              Total current liabilities      20,624      1,323,980

Commitments and Contingencies (notes B and F)

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  23,006,051 at Sep. 30, 1996 and
  22,524,320 at Sep. 31, 1995               230,061        225,243
  Additional paid-in capital             26,982,811     25,541,974
  Warrants                               12,334,348      4,690,315
  Deficit accumulated during the
  development stage                     (35,395,934)   (26,374,111)
                                        -----------    -----------
                                          4,151,286      4,083,421
            TOTAL LIABILITIES AND       -----------    -----------
                  STOCKHOLDERS' EQUITY  $ 4,171,910    $ 5,407,401
                                        ===========    ===========

The accompanying notes are an integral part of this statement.

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended ended(inception) thru
                                         September 30, 1996    September 30, 1995  September 30, 1994  September 30, 1996
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses

(notes A, E, F and I)                      $     -              $  3,487,882          $  2,807,508        $   10,556,405
General and administrative expenses
(notes E and  I)                              1,509,298            2,323,279             2,388,854            10,224,340

Warrant extensions (note G)                   7,644,033            4,650,000                -                 12,294,033

Technology and patent rights acquired (note E)     -                   -                    -                  2,650,000

Interest expense                                  1,575                3,459                   745                10,529

Other income - (note C)                        (133,083)            (103,106)              (52,026)             (406,778)

Other expense                                       -                 -                     -                     37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $  (9,021,823)       $ (10,361,514)       $  (5,145,081)       $  (35,365,934)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $       (0.39)       $       (0.54)       $       (0.29)       $        (2.07)
                                           ==============       ==============       ==============       ===============


The accompanying notes are an integral part of this statement.


             Diasense, Inc.
      (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note G)

For the period July 5, 1989 (inception) through September 30, 1996

                                                                                                          Deficit     Total
                                                                                                        Accumulated   Stock-
                                                                                            Additional   During the   Holders
                                                    Common Stock       Stock                 Paid-in    Development   equity
                                                   Shares   Amount   Subscribed   Warrants   Capital       Stage     (Deficit)
                                                -------------------- ----------   --------  ---------   -----------  ---------
July 10,1989 Issuance of stock to BICO in connection with
    obtaining License and Marketing Agreement    8,000,000   $80,000        $-          -           -            -      80,000
  Aug. 21 through Dec. 31, 1989 (various dates)
     First Private Placement                       656,000     6,560         -          -     321,440            -     328,000
  Sep. 29, 1989 - Issuance of stk in connection
    with patent rights acquired by BICO          1,040,000    10,400         -          -     509,600            -     520,000
  Net loss                                               -         -         -          -           -      (80,000)    (80,000)
                                                -------------------- ---------   --------   ---------  -----------   ---------
Balances at December 31, 1989                    9,696,000    96,960         -          -     831,040      (80,000)    848,000
  Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400         -          -     607,600            -     620,000
  May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
      Exchange of debt for shares of stk (Note H)  136,000     1,360         -          -      66,640            -      68,000
  Warrants issued - to BICO                              -         -         -     27,500           -            -      27,500
    Net loss                                             -         -         -          -           -     (497,628)   (497,628)
                                                -------------------- ---------   --------   ---------   -----------  ---------
Balances at December 31, 1990                   11,072,000   110,720         -     27,500   1,505,280     (577,628)  1,065,872
  Jan. 1 to Dec. 31, 1991 (various dates)
    First Private Placement                        768,000     7,680         -          -     376,320            -     384,000
    Second Private Placement                     3,948,250    39,482         -          -   3,896,468            -   3,935,950
  December 31, 1991 - common stock subscried             -         -
    62,500 shares at $ 1                                 -         -       625         -       61,875            -      62,500
  Warrants issued - to BICO                              -         -         -     19,085           -            -      19,085
  Net loss                                               -         -         -          -           -   (3,650,203) (3,650,203)
                                                -------------------- ---------   --------   ---------  ----------- -----------
Balances at December 31, 1991                   15,788,250   157,882       625     46,585   5,839,943   (4,227,831)   1,817,204
  Jan. 1 to Sep. 30, 1992 (various dates)
    Second Private Placement                       986,750     9,868         -          -     976,883            -      986,751
    Third Private Placement                          7,212        72         -          -      25,170            -       25,242
    Fourth Private Placement                       120,000     1,200         -          -     418,800            -      420,000
  Jan. 1992 - Exchange of debt for share of stk    235,000     2,350         -          -     232,650            -      235,000
  Jan. 1992 - Common stk subscriptions recieved     62,500       625      (625)        -            -            -            0
  Net loss                                               -         -         -          -           -   (2,846,584)  (2,846,584)
                                                -------------------- ---------   --------   ---------   ----------- ---------
Balances at September 30, 1992                  17,199,712   171,997         -     46,585   7,493,446   (7,074,415)     637,613
  Sep. 30, 1992 to Oct. 31,1992(various dates)
    Fourth Private Placement                       180,000     1,800         -          -     628,200            -      630,000
  June 1993 thru July 1993 warrants exercised       25,000       250         -     (3,770)     28,520            -       25,000
  Net loss                                               -         -         -          -           -   (3,763,101)  (3,763,101)
                                                -------------------- ---------   --------   -------    ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047         -     42,815   8,150,166  (10,837,516)  (2,470,488)
  Oct. 1, 1993 to Sep. 30, 1994(various dates)
    Registered Stock                               230,961     2,309         -          -     783,936            -      786,245
  Consulting service in exchange for stock           7,200        72         -          -      25,128            -       25,200
  Treasury Stock purchase                          (10,000)     (100         -          -      (4,900)     (30,000)     (35,000)
  Treasury Stock sale                               10,000       100         -          -      34,900            -       35,000
  Nov. 1993 thru Aug. 1994 warrants exercised      105,000     1,050         -     (2,500)     38,950            -       37,500
  June 1994 Private Placement subject to Reg. S     91,667       917         -          -     287,834            -      288,751
  Net Loss                                               -         -         -          -           -   (5,145,081)  (5,145,081)
                                                -------------------- ---------   --------   ---------   ----------- ---------
Balances at September 30, 1994                  17,839,540   178,395         -     40,315   9,316,014  (16,012,597)  (6,477,873)
  Consulting service in exchange for stock          17,500       175         -          -      61,075            -       61,250
  May 1995 Exchange of debt for shrs of stK      3,000,000    30,000         -          -  10,470,000            -   10,500,000
  Oct. 1994 thru Sep. 1995 warrants exercised       29,512       295         -          -       9,771            -       10,066
  Warrant extensions                                     -         -         -  4,650,000           -            -    4,650,000
  Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378         -          -   1,497,114            -    1,501,492
 July 12, 1995, unregistered stock to BICO       1,200,000    12,000         -          -   4,188,000            -    4,200,000
 Net Loss                                                -         -         -          -           -  (10,361,514) (10,361,514)
                                               --------------------- --------- ----------   ---------   ----------- ---------
Balances at September 30, 1995                  22,524,320   225,243         -  4,690,315  25,541,974  (26,374,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100         -          -      34,900            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50         -          -      17,450            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560         -          -      27,440            -       28,000
 Warrant extensions                                      -         -         -  7,644,033           -            -    7,644,033
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108         -          -   1,361,047            -    1,365,155
 Net Loss                                                -         -         -          -           -   (9,021,823)  (9,021,823)
                                               --------------------- --------- ----------  ----------  ------------ --------
Balances at September 30, 1996                  23,006,051  $230,061        $- 12,334,348  26,982,811  (35,395,934)   4,151,286
                                               ===================== ========= ==========  ==========  ============   =========


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended ended(inception) thru
                                         September 30, 1996    September 30, 1995  September 30, 1994  September 30, 1996
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $ (9,021,823)        $ (10,361,514)      $ (5,145,081)       $ (35,365,934)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                    13,373                10,022              8,137               42,325
  Stock in exchange for services                  52,500                61,250             25,200              138,950
  Increase receivable                             -                     -                       3              496,811
  Warrant extensions                           7,644,033             4,650,000             -                12,294,033
  Inventory deposit - BICO                             0            (1,000,000)            -                (1,000,000)
  (Increase) decrease in prepaid expenses            469                 1,210               (799)             (13,306)
  Increase (decrease) in payable due to BICO  (1,287,012)            4,688,494          4,225,899           10,500,000
  Increase (decrease) in accounts payable         (9,730)              (32,432)           (45,160)              20,095
  Increase (decrease) in accrued liabilities      (6,614)               (4,667)            11,017                  529
  Stk issued for License & Marketing Agreeme       -                     -                  -                    80,000
                                            -------------        -------------      -------------        -------------
Net cash used in operating activities         (2,614,804)           (1,987,637)          (920,784)         (12,806,497)

Cash flows from investing activities:
  Purchase of property and equipment              (7,005)              (23,496)           (18,621)            (279,413)
  Net cash used in investing activities           (7,005)              (23,496)           (18,621)            (279,413)

Cash flows from financing activities:
  Advances to BICO                            (1,777,197)               -                  -                (2,295,569)
  Repayment of advances to BICO                   -                     -                  -                   587,140
  Proceeds from issuance of common stock       1,365,155             1,501,492            803,745           11,062,834
  Proceeds from issuance of common stk to BICO    -                  4,200,000             -                 4,200,000
  Proceeds from warrants exercised                28,000                10,066             55,000              118,066
  Treasury stock                                  -                     -                 (35,000)             (35,000)
  Proceeds from Regulation S                      -                     -                 288,751              288,751
  Proceeds from issuance of notes payable         -                     -                  -                   303,000
                                            -------------       --------------       ------------        --------------
Net cash provided (used) by fin. activities     (384,042)            5,711,558          1,112,496           14,229,222
                                            -------------       --------------       ------------        --------------
Net increase (decrease) in cash and cash      (3,005,851)            3,700,425            173,091            1,143,312
Cash and cash equivalents at beg of period     4,149,163               448,738            275,647               -
                                            ------------        --------------       ------------       --------------
Cash and cash equivalents at end of period  $  1,143,312        $    4,149,163       $    448,738       $    1,143,312
                                            ============        ==============       ============       ==============

The accompanying notes are an integral part of this statement.

                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                      POLICIES

1.   ORGANIZATION

Diasense, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owned approximately 52% of the stock of the Company at September 30, 1996. The Company and BICO are currently developing a Noninvasive Glucose Sensor (Sensor), which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. The Company plans to market the Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations.

The consolidated financial statements include the accounts of Diasense UK LTD. a 100% owned subsidiary of Diasense as of September 30, 1996.

2.   CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places temporary cash deposits in financial institutions and such deposits may be in excess of the FDIC insurance limit.

3.   PROPERTY AND EQUIPMENT

Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis.

4.   INCOME TAXES

The Company previously adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits (note D), the adoption of FAS 109 had no effect on the financial statements of the Company.

                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

5.   ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the
reporting  period.   Actual results could  differ  from  those
estimates.

6.   NET LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average
number   of  common  shares  outstanding  which  amounted   to
22,983,654,  19,304,266 and 17,574,580  for  the  years  ended
September 30, 1996, September 30, 1995 and September 30, 1994, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive

For the period from July 5, 1989 (inception) to September 30, 1996, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares  issuable on the exercise of 1,708,000 warrants  issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the
warrants  at  an  assumed  price  of  $3.50  per  share.   The
inclusion of the warrants in the loss per share calculation is
required   by  the  rules  of  the  Securities  and   Exchange
Commission relative to the initial registration statement which included the company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 1996 amounted to 17,118,972.

7.   RESEARCH AND DEVELOPMENT

All research and development costs incurred by the Company, or by BICO on its behalf, are charged to operations as incurred.
Patent and technology rights acquired from BICO (Note E) have also been written off as a charge to operations.

8.   TREASURY STOCK

     The Company records treasury stock transactions using the par value method.

                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

9.   INTERCOMPANY ACTIVITY

Certain expenses are allocated by management between the Company, BICO and BICO's subsidiaries. These expenses are reimbursed to the paying entity through the use of intercompany accounts, which accounts are also used to account for non-interest bearing cash advances between the Companies.

NOTE B - OPERATIONS

The Company is developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of the Company to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. The Company has no other commercial products and is dependent on the successful development of the Sensor technology. The Company is selling shares of its common stock pursuant to an offering with the SEC which became effective July 19, 1993. Any funds generated by the Company through the sale of its common stock and any repayment of the $1,777,197 due from Bico would be used to finance its operations.

The Company is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

The Company has incurred significant losses and negative cash flows from operations from inception through September 30, 1996 and has a significant accumulated deficit as of September 30, 1996, raising substantial doubt about its ability to continue as a going concern. The Company has financed its losses and its research and development program primarily from the sale of the Company's common stock through private placements.

As a result of agreements with BICO relating to development and manufacture of the Noninvasive Glucose Sensor, Diasense is dependent on BICO for substantially all of its activities in connection with the development and manufacture of the Sensor, other than its marketing efforts. Pursuant to the Research and Development Agreement, BICO has undertaken the development of the Sensor and has assumed certain other obligations. In July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending FDA review of the Sensor. Pursuant to a manufacturing agreement between BICO and Diasense, BICO will manufacture the Sensor once development is completed.

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE B - OPERATIONS (Continued)

In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could not continue as currently contemplated. BICO's ability to successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect Diasense's business and profitability. BICO has experienced, and continues to experience, substantial losses and financial difficulties. The consolidated financial statements for BICO for the year ended December 31, 1995 included disclosures which referred to the existence of substantial doubt about BICO's ability continue as a going concern. BICO has a net loss for the nine month period ended September 30, 1996 of $16,093,431 (unaudited) and for the fiscal year ended December 31, 1995 of $29,420,345, compared to a net loss for the fiscal year ended December 31, 1994 of $11,672,123. As of December 31, 1995, and September 30, 1996, BICO's accumulated deficit was $66,220,356 and $82,026,664 (unaudited) respectively.

In the past, BICO has financed its own operations from proceeds generated from private and public sales of its securities and from funds paid by Diasense to BICO for research and development of the Noninvasive Glucose Sensor. The failure of BICO to continue to exist as a going concern would have a material adverse effect on Diasense's business and ability to continue operations.

If BICO does not continue as a going concern, Diasense would need to rely on other arrangements to develop and manufacture the Sensor or to perform that work itself. There can be no assurance that Diasense would be able to find acceptable alternatives, negotiate acceptable collaborative arrangements with any alternative organizations, or to perform the work itself.

NOTE C - OTHER INCOME

Other income for the years ending September 30, 1996, 1995 and 1994 consists of $90,555, $62,811 and $12,826 of interest income and $42,528, $40,295 and $39,200 of rental income for their respective periods. Of the total rental income for the year ended September 30, 1996, 1995 and 1994, $42,528, $40,295 and
$38,700, respectively, was from BICO for office space under a lease which expires April 30, 1997.

NOTE D - INCOME TAXES

As of September 30, 1996, the Company has available approximately $20,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2010. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2010.

The Company has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax
purposes,  the  costs  of  approximately  $2,650,000  have   been
capitalized and are being amortized over seventeen years.   Also,
the fair market value of Warrant Extensions have been recorded and expensed for financial statement purposes in the amount of $12,294,033 as of September 30, 1996. For tax purposes, warrant expenses are not recognized until the warrants are exercised.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

The  following  is a summary of the composition of the  Company's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 1996 and 1995:

                                    1996          1995
                                  ----------   ----------
       Net Operating Loss         $7,038,000   $6,613,000
       Warrant Expense             4,179,971    1,581,000
       Patent Amortization           645,007      698,007
       Tax Credit Carry Forward      700,000      670,000
                                  12,562,978    9,562,007
       Valuation Allowance       (12,562,978)  (9,562,007)
                                  ----------    ---------
       Net Deferred Tax Asset             $0          $0
                                  ==========    =========

The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                                 Increase in
                                    Deferred      Valuation
                                   Tax Benefit    Allowance    Net
                                   -----------    ----------   --
   Year Ended September 30, 1996   $(3,000,971)   $3,000,971   $0
   Year Ended September 30, 1995   $(3,877,527)   $3,877,527   $0
   Year Ended September 30, 1994   $(1,872,557)   $1,872,557   $0
   From July 5, 1989 (inception)
     through September 30, 1996    $(12,562,978)  $12,562,978  $0

NOTE E - RELATED PARTY TRANSACTIONS

1.   SENSOR RELATED AGREEMENTS

The Company has a development agreement with BICO for the sensor. If successfully developed, the Sensor will enable users to measure blood glucose levels without taking blood samples. The Company acquired the right from BICO to one United States patent for $2,000,000 on November 18, 1991 which covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration (FDA). Each model of the Sensor is subject to clinical testing and regulatory approvals by the FDA.

The Company is dependent upon BICO for substantially all of its activities in connection with the completion of the development, clinical testing, FDA approval and manufacturing of the Sensor. BICO finances its operations from the sale of stock through private placements of its securities.

If BICO is unable to perform under the Research and Development or Manufacturing Agreements, the Company would need to rely on other arrangements to develop and manufacture the Sensor or perform these efforts itself.

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE E - RELATED PARTY TRANSACTIONS (Continued)

1.  SENSOR RELATED AGREEMENTS  (Continued)

The Company and BICO have entered into a series of agreements related to the development, manufacture and marketing of the Sensor. Under such agreements, BICO is required to carry out all steps necessary to bring the Sensor to market including 1) developing and fabricating the prototypes necessary for clinical testing; 2) performing the clinical investigations leading to FDA approval for marketing; 3) submitting all applications to the FDA for marketing approval; and 4) developing a manufacturable and marketable product. Diasense is to conduct the marketing of the Sensor. Following is a brief description of the agreements:

Manufacturing Agreement

The manufacturing agreement between the Company and BICO was entered into on January 20, 1992. Under such agreement, BICO is to act as the exclusive manufacturer of production units of the Sensor and to sell the units to the Company at a price determined by the agreement. The term of the agreement is fifteen years.

Research and Development Agreement

Under a January 1992 agreement effective April 1992, the Company is to pay BICO $100,000 for indirect costs per month, plus all direct costs for the research and development of the Sensor. This agreement replaced a previous agreement dated May 14, 1991 under which Diasense had been paying BICO $50,000 for indirect costs per month, plus all direct costs for the design and development activities. The term of the agreement expires in 2007. Under the terms of this agreement, BICO billed the Company for the years ended September 30, 1996, 1995 and 1994 and, for the period from July 5, 1989 (Inception) through September 30, 1996 in amounts of $0, $4,387,882, $4,007,508, and $14,860,667, respectively. In July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement, pending FDA review of the Sensor.

The monthly charges from BICO for indirect costs are reflected as general and administrative expenses and direct costs for the research and development of the Sensor incurred by BICO are reflected as R&D expenses in the statement of operations.

Purchase Agreement

In November 1991, the Company entered into a Purchase Agreement with BICO under which the Company acquired all of BICO's rights to the Sensor for a cash payment of $2,000,000 which was charged to operations.

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE E - RELATED PARTY TRANSACTIONS (Continued)

1.  SENSOR RELATED AGREEMENTS  (Continued)

Sublicensing Agreement

In 1989, BICO acquired rights to certain concepts and patents related to the Sensor from outside parties. The purchase price was $650,000, and was paid by the conveyance of stock in BICO and 1,040,000 shares of Diasense common stock. The $520,000 value of the Diasense stock issued was charged to the receivable due from BICO. On May 14, 1991, Diasense and BICO entered into a sublicense agreement under which Diasense acquired these rights from BICO for a cash payment of $650,000 which was charged to operations.

License and Marketing Agreement

In August 1989, BICO granted Diasense the exclusive right to represent BICO and to market the Sensor and related products worldwide. In exchange for these rights, Diasense conveyed 8,000,000 shares of its common stock to BICO. The assigned value of these shares was $80,000 which was charged to operations. In November 1991, this agreement was superseded when the Company purchased all rights to the Sensor technology.

2.   INTERCOMPANY ACTIVITY

For the fiscal year ended September 30, 1996, 1995 and 1994, net intercompany charges by the Company to BICO and its subsidiaries were $5,558, $301,413 and $138,570. During the year ended September 30, 1996 the Company had net intercompany charges and cash advances (non-interest bearing) to BICO amounting to $1,777,194. As of November 21, 1996 $500,000 of these advances had been repaid.

NOTE F - COMMITMENTS AND CONTINGENCIES

1.  RESEARCH AND DEVELOPMENT

Under terms of a Research and Development Agreement with BICO, the Company is to pay BICO $100,000 for indirect costs per month, plus direct costs associated with the research and development through January, 2007.

In July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D
Agreement, pending FDA review of the Sensor.

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE F - COMMITMENTS AND CONTINGENCIES  (Continued)

2.  EMPLOYMENT AGREEMENTS

Diasense has entered into agreements with Fred E. Cooper, Gary R. Keeling and David L. Purdy pursuant to which they receive annual salaries of $150,000, $125,000 and $100,000 from Diasense, respectively, all of which are subject to review and adjustment annually. The initial term of the Agreements with Mr. Cooper and Mr. Purdy expires on October 31, 1999, but continue thereafter for an additional three-year period unless either party gives proper notice of non-renewal. The initial term of the Agreement with Mr. Keeling expires on December 29, 1999, but continues thereafter for an additional three year period unless either party gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) and to Mr. Keeling shares of common stock equal to two percent (2%) of the outstanding shares of common stock of the Company immediately after the change in control.

3.  PURCHASE ORDER

In September 1995 the Company issued a purchase order to BICO for units of the Diasensor 1000 for $10,000,000. An initial deposit of $1,000,000 was paid to BICO at the time of the order and is recorded as "Inventory deposit - BICO" in the September 30, 1996 and 1995 financial statements. The classification and realization of this asset is dependent upon achieving sufficient production and sales of the Sensor and BICO's ability to continue as a going concern. Due to delays in achieving regulatory approval, payments under the purchase order have been postponed.

4.  LITIGATION

In May 1996, the Company, along with BICO and BICO's individual directors, was served with a federal class action lawsuit based on alleged violations of federal securities laws. The Companies have filed a Motion to Dismiss the suit and are aggressively defending against it. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

5.  PENNSYLVANIA SECURITIES COMMISSION

In April, 1996, the Pennsylvania Securities Commission commenced an informal investigation into Diasense's sales of its common stock pursuant to its public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. The Company has been

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE F - COMMITMENTS AND CONTINGENCIES  (Continued)

5.  PENNSYLVANIA SECURITIES COMMISSION (Continued)

cooperating  fully  with the state and has provided  all  of  the
information  requested.   To date, no  determinations  have  been
made.

NOTE G - STOCKHOLDERS' EQUITY

    Common Stock

     The Company sold 2,800,000 shares of common stock at $0.50 per share, from August 1989 to May 1991 in connection with a joint private offering with BICO. The aggregate amount raised was $1,400,000, on which no commissions were paid to any third party.

    The Company sold 4,997,500 shares of common stock, at $1.00 per share, in a private offering from May 1991 to January
1992.   The aggregate amount  raised was  $4,985,201,  on   which
no   commissions were paid to any third party.

     The Company sold, in July 1992, 7,212 shares of common stock, at $3.50 per share, in a private offering to one accredited investor. The aggregate amount raised was $25,242, on which no commissions were paid to any third party.

     The Company sold 300,000 shares of common stock, at $3.50 per share, in a private offering from July 1992 through November
1992.   The aggregate amount raised was $1,050,000, on  which  no
commissions were paid to any third party.

     In December 1991, the Company issued 235,000 shares of common stock in exchange for the cancellation of outstanding promissory notes for $235,000.

     In June 1994, the Company sold 91,667 shares of its common stock pursuant to the requirements set forth in Regulation S of the Securities Act of 1933 ("Regulation S"). In connection with such sale, the purchasers and any entity which facilitated such sale undertook to ensure compliance with Regulation S, which among other things, limits a foreign investor's ability to trade the Company's stock in the United States. The Company received net proceeds in the amount of $288,751 pursuant to such sales.

      During 1995, the Company issued the following shares of its common stock to BICO: 3,000,000 shares at an assigned price of $3.50 per share in return for a corresponding reduction in the amount due from Diasense to BICO pursuant to the R&D Agreement of $10,500,000; and 1,200,000 shares of its common stock at a price of $3.50 per share.

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE G - STOCKHOLDERS' EQUITY (Continued)

     Common Stock  (Continued)

     In July, 1993, the Company commenced a public offering, which is continuing. As of September 30, 1996, an aggregate of 1,084,460
shares   had  been  issued  with  proceeds  to  the  Company   of
$1,365,153.   Of that total, 230,961 shares with net proceeds  of
$786,245  were  issued in fiscal 1994;  437,768 shares  with  net
proceeds  of  $1,501,492  were issued in  fiscal  1995;   410,731
shares with net proceeds of  $1,365,155 were sold in fiscal 1996;
and 10,000 shares were issued for consulting services at a charge to operations of $35,000 in fiscal 1996.

The Company issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, and 5,000 shares in fiscal 1996. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in the Company's public offering.

Common Stock Warrants

At September 30, 1996, the Company has reserved 7,533,263 shares of the Company's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants on 4,968,000 shares were issued to directors, officers, and employees for meritorious service, employment contracts, and personal guarantees on Company indebtedness. Also, warrants on 2,165,263 shares were issued to consultants and medical advisers and on 400,000 shares to individuals for personal guarantees on Company loans The per share exercise price for 4,055,000 shares is $.50, for 2,376,013 shares is $1.00 and for 1,102,250 shares is $3.50.
The fiscal years in which warrants expire are as follows:

          Warrant Expiration Year       Number of Shares
               1997              2,346,800
               1998              1,548,000
               1999              2,446,213
               2000                785,000
               2001                407,250
                                 ---------
                                 7,533,263
                                 =========

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE G - STOCKHOLDERS' EQUITY (Continued)

Common Stock Warrants (Continued)

The following is a summary of warrant transactions during fiscal years ended September 30,

                                         1996       1995      1994      1993
                                       --------- --------   --------  ---------
Outstanding beginning of year          7,077,213 6,891,525  6,871,525 6,946,525

Granted during the year                  743,250   265,200    125,000         0

Canceled during the year                (231,200)  (50,000)         0   (50,000)

Exercised during the years at prices
ranging from $.1875 to $1.00 per share   (56,000)  (29,512)  (105,000)  (25,000)
                                       ---------  --------- --------- ---------
Outstanding, and eligible for exercise 7,533,263  7,077,213 6,891,525 6,871,525
                                       =========  ========= ========= =========


During the period October 1, 1995 through September 30, 1996, the Company extended the exercise date of warrants to purchase 2,556,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 49,213 and 2,507,000 shares were originally granted at an exercise price of $1.00 and $.50 per share, respectively, and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50, which is the price at which the common stock has been sold in the Company's public offering; there is currently no trading market for the common stock. The Company recorded $7,644,033 against operations, which is the difference between the assumed value and warrant share price times the number of warrant shares extended.

During the period October 1, 1994 through September 30, 1995, the Company extended the exercise date of warrants to purchase 1,550,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50. The Company recorded $4,650,000 against operations, which is the difference between the assumed value and warrant share price times the number of warrant shares extended.

In 1990, the Company granted warrants to purchase 800,000 shares of common stock at an exercise price of $.50 per share to eight current or former directors or officers of the Company or BICO who personally guaranteed the payment of a lease obligation to the bank for the premises occupied by BICO at the 300 Indian Springs Road location. The Company also granted warrants to purchase 100,000 shares of common stock each to an individual and his company at an exercise price of $.50 per share for personally guaranteeing the payment of an obligation related to the purchase of equipment by BICO. In addition, the Company granted warrants to purchase

                          DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1996

NOTE G - STOCKHOLDERS' EQUITY (Continued)

Common Stock Warrants (Continued

100,000  shares  of  common  stock  for  services  performed   by
consultants at an exercise price of $.50. The Company recorded an estimated value of these warrants at $27,500 which was charged to operations.

NOTE H- SUPPLEMENT CASH FLOW INFORMATION

The Company's financing activities included the following noncash transactions.

1.    During  1992  and 1990, notes payable aggregating  $303,000 were canceled and exchanged for 371,000 shares of the Company's common stock.

  On March 31, 1995, the Company issued 3,000,000 shares of its unregistered stock to BICO in payment of $10,500,000 due to BICO.

Cash paid for interest and income taxes were as follows:
                                                           From July 5, 1989
                         Sept. 30,  Sept. 30,   Sept. 30,  (inception) thru
                           1996       1995        1994      Sept. 30, 1996
                         --------   --------    --------   -----------------
Interest Paid             $1,575      $3,459       $745             $10,529
                         ========   ========    ========   =================
Income Taxes Paid             $0          $0         $0                  $0
                         ========   ========    ========   =================
NOTE I - RECENTLY ISSUED ACCOUNTING PRINCIPLES

The Company has not yet adopted the implications of Statement of Financial Accounting Standard No. 123 - Accounting for stock-based compensation (FAS 123). The requirements of FAS 123 which will be effective for the year ended September 30, 1997 are not expected to be material to the Company's financial statements.

NOTE  J - SUBSEQUENT EVENTS

     In October 1996, the Company extended the exercise date of warrants to purchase 610,000 shares of common stock to certain officers and consultants. The warrants were originally granted at an exercise price of $1.00 per share and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50. The Company recorded $1,525,000 against operations, which is the difference between the assumed value and warrant share price times the number of warrant shares extended.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of December 1996.

                                   DIASENSE, INC.

                                   By: /s/ Fred E. Cooper
                                       Fred E. Cooper, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                     Date
--------------------         ----------------------    -----------------
 /s/ David L. Purdy          Chairman of               December 13, 1996
David L. Purdy               the Board;
                             Chief Scientist

 /s/ Fred E. Cooper          President and             December 13, 1996
Fred E. Cooper               Director
                             (principal executive
                             officer, principal
                             financial officer, and
                             principal accounting
                             officer)

 /s/ C. Terry Adkins         Vice President             December 13, 1996
C. Terry Adkins              International Sales;
                             Director

 /s/ Gary Keeling            Vice President             December 13, 1996
Gary Keeling                 Marketing and Sales;
                             Director

 /s/ Anthony J. Feola        Director                   December 13, 1996
Anthony J. Feola