Form 10-Q
period 1996-12-31
DIASENSE INC /PA/
filed 1997-02-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended               December 31, 1996
             Commission file number                0-26504

                             DIASENSE, INC.
         (Exact name of registrant as specified in its charter)


Pennsylvania                                                25-1605848
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

         As of December 31, 1996, 22,979,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

PART I FINANCIAL STATEMENTS

                                 DIASENSE, INC.
                        (A Developmental Stage Company)

                          Consolidated Balance Sheets

                                       December 31, 1996  September 30, 1995
                                          (Unaudited)           (Note)
      ASSETS
Current assets
    Cash and cash equivalents            $      781,928      $  1,143,312
    Due from BICO                             1,749,831         1,777,197
    Inventory deposit-BICO                    1,000,000         1,000,000
    Prepaid expenses                             10,234            14,313
                                           ------------      ------------
          Total current assets                3,541,993         3,934,822

Property and equipment - net
    Property & equipment                        233,661           237,088
                                           ------------      ------------
          TOTAL ASSETS                     $  3,775,654      $  4,171,910
                                           ============      ============


                LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                      $     18,686      $     20,095
     Other accrued liabilities                      583               529
                                             ------------       -----------
          Total current liabilities              19,269            20,624

Stockholders' equity
     Preferred stock, 1,000,000 shares authorized, none issued
     Common stock, 40,000,000 shares of $.01 par
       value authorized; issued and outstanding
       22,979,051 at Dec. 31, 1996 and
       23,006,051 at Sep. 30, 1996               229,791           230,061
     Additional paid-in capital               26,888,581        26,982,811
     Warrants                                 13,906,348        12,334,348
     Deficit accumulated during the
       development stage                     (37,268,335)      (35,395,934)
                                           -------------      ------------
                                               3,756,385         4,151,286
          TOTAL LIABILITIES AND            -------------      ------------
            STOCKHOLDERS' EQUITY           $   3,775,654      $  4,171,910
                                           =============      ============
Note: The Balance Sheet at September 30, 1996 has been derived from audited financial statement at that date.

See notes to financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 1996       December 31, 1995     December 31, 1996
                                     --------------------     ------------------    -----------------
Research and development expenses    $        -               $       -            $  10,556,405

General and administrative expenses         316,726                 382,003           10,541,066

Warrant extensions                        1,572,000                 645,000           13,866,033

Technology and patent rights acquired         -                       -                2,650,000

Interest expense                              _                         448               10,529

Other income                                (16,325)                (55,072)            (423,103)

Other expense                                -                        -                   37,405
                                      --------------          -------------        --------------
  Net loss                            $  (1,872,401)          $    (972,379)       $ (37,238,335)
                                      ==============          ==============       ==============
Net loss per common share             $       (0.08)          $       (0.04)       $       (2.15)
                                     ===============          ==============       ==============

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                     For the                 For the                From July 5, 1989
                                                     three months ended      three months ended     (Inception) through
                                                     December 31, 1996       December 31, 1995      December 31, 1996
                                                     ------------------      ------------------     ----------------
Cash flows from operating activities:
Net loss                                             $    (1,872,401)        $       (972,379)      $    (37,238,335)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                           3,427                    3,192                 45,752
        Stock issued in exchange for services                  -                       45,500                138,950
        Stock issued for License and Marketing Agreement       -                        -                     80,000
        Warrant extensions                                 1,572,000                  645,000             13,866,033
        Inventory Deposit - BICO                               -                        -                 (1,000,000)
        (Increase) decrease in prepaid expenses                4,079                    5,992                (10,234)
        Increase (decrease) in payable due to BICO             -                   (1,287,012)            10,500,000
        Increase (decrease) in accounts payable               (1,409)                  12,398                 18,686
        (Increase) decrease in accrued liabilites                 54                   (1,823)                   583
                                                     ------------------      ------------------     ------------------
             Net cash used in operating activities          (294,250)              (1,549,132)           (13,598,565)

 Cash flows from investing activities:
   Purchase of property and equipment                          -                        -                   (279,413)
                                                     ------------------      ------------------     ------------------
      Net cash used in investing activities                    -                        -                   (279,413)

Cash flows from financing activities:
   Advances to BICO                                         (698,798)              (1,283,282)            (2,994,367)
   Repayment of advances to BICO                             726,164                    -                  1,811,122
   Proceeds from issuance of common stock                    (94,500)               1,442,970             10,968,334
   Proceeds from issuance of common stock to BICO              -                        -                  4,200,000
   Proceeds from warrants exercised                            -                       26,000                118,066
   Proceeds from treasury stock                                -                        -                    (35,000)
   Proceeds from Regulation S                                  -                        -                    288,751
   Proceeds from issuance of notes payable                     -                        -                    303,000
                                                     ------------------      ------------------     ------------------
      Net cash provided by financing activities              (67,134)                 185,688             14,659,906

      Net increase (decrease) in cash & equivalents         (361,384)              (1,363,444)               781,928
      Cash and cash equivalents at beg. of period          1,143,312                4,419,163                  -
                                                     ------------------      ------------------     ------------------

      Cash and cash equivalents at end of period     $       781,928         $      2,785,719       $        781,928
                                                     ==================      ==================     ==================

See notes to the financial statements.

                                       8
                         NOTES TO FINANCIAL STATEMENTS

                                 DIASENSE, INC.


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasense, Inc. (the  "Company")
have  been  prepared  in  accordance  with generally   accepted  accounting
principles   for   interim financial information, and with the instructions to
Form 10- Q  and  Rule 10-O Regulation S-X.  Accordingly, they do  not include
all  of the information and footnotes  required  by generally   accepted
accounting  principles  for   complete financial  statements.  In the opinion
of  management,  all adjustments   (consisting  of  normal  recurring
accruals) considered  necessary  for  a fair  presentation  have  been
included.   For further information, refer to the  financial statements  and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE B - Organization

      The  Company  was incorporated on July 5,  1989  as  a wholly  owned
subsidiary  of  Biocontrol  Technology,  Inc. (BICO).   BICO  owns  52% of the
stock of the Company as December 31, 1996. Diasense is currently developing a non invasive glucose sensor (Sensor). The sensor would use
electromagnetic   technology  to   measure   blood   without requiring the user
to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,979,344 and 22,830,765 for the three months ended December 31, 1996 and for the three months ended December 31, 1995, respectively. The loss per share does not include common stock equivalents since the effect would be anti- dilutive.

     From July 5, 1989 (inception) to December 31, 1996, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 17,357,690 for the period from July 5, 1989 (inception) to December 31, 1996.

 Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

      Cash  decreased from $1,143,312 at September 30, 1996, to  $781,928  at
December  31,  1996.   This  decrease  was primarily  attributable to the
Company's $294,250  net  cash flow used by operations.

Results of Operations

      There were no research and development expenses during the three month periods ended December 31, 1996 and 1995 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and administrative expenses decreased during the first quarter from $382,003 for the three month period ended December 31, 1995 to $316,726 for the three month period ended December 31, 1996. This decrease was primarily due to a larger decrease in payroll during the first quarter of 1996 than during the first quarter of 1995.

      Other income during the first quarter decreased from $55,072 for the three month period ended December 31, 1995 to $16,325 for the three month period ended December 31, 1996. The decrease was due to the Company having lower cash reserves to invest for the first quarter of 1996 than during the first quarter of 1995.

                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security
Holders
          None.

Item 5.        Other Information
          None

Item 6.        Reports on Form 8-K
          None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February, 1996.


                      DIASENSE, INC.

                      By /s/ Fred E. Cooper
                             Fred E. Cooper
                             President and Director(principal
                             executive officer, principal financial
                             officer and principal accounting
                             officer)