Form 10-Q
period 1997-03-31
DIASENSE INC /PA/
filed 1997-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                March 31, 1997

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

     As of March 31, 1997, 22,979,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

PART I FINANCIAL STATEMENTS

                                 DIASENSE, INC.
                         (A  Development Stage Company)

                          Consolidated Balance Sheets

                                        March 31, 1997   September 30, 1996
                                           (Unaudited)          (Note)
                                        --------------   ------------------
     ASSETS
Current assets
   Cash and cash equivalents              $     75,503         $  1,143,312
   Due from BICO                             2,179,287            1,777,197
   Inventory deposit-BICO                    1,000,000            1,000,000
   Prepaid expenses                              5,808               14,313
                                          ------------         ------------
       Total current assets                  3,260,598            3,934,822


Property and equipment - net
   Property and equipment                      230,265              237,088
                                          ------------         ------------
             TOTAL ASSETS                 $  3,490,863         $  4,171,910
                                          ============         ============

           LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                       $     37,875         $     20,095
   Other accrued liabilities                       509                  529
                                          ------------         ------------
       Total current liabilites                 38,384               20,624
                                          ------------         ------------

  Stockholders' equity
    Preferred stock, 1,000,000 shares authorized, none issued
    Common stock, 40,000,000 shares of
    $.01 par value authorized;issued and
    outstanding 22,979,051 at Mar. 31, 1997    229,791              230,061
    and 23,006,051 at Sep. 30, 1996
    Additional paid-in capital              26,888,581           26,982,811
    Warrants                                17,621,348           12,334,348
    Deficit accumulated during
    develompment stage                     (41,287,241)         (35,395,934)
                                          -------------        -------------
                                             3,452,479            4,151,286
                                          -------------        -------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $  3,490,863         $  4,171,910
                                          =============        =============

________________________________________________________________________
   Note: The Balance Sheet at September 30, 1996 has been derived from audited financial statement at that date.
------------------------------------------------------------------------
See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Operations
                              (Unaudited)

                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              1997             1996              1997             1996       March 31, 1997
                                            -------------------------        --------------------------  -------------------
Research and development expenses        $        -       $        -       $        -       $        -     $   10,556,405

General and administrative expenses            633,642          720,269          316,916          338,265      10,857,982

Warrant extensions                           5,287,000        4,104,000        3,715,000        3,459,000      17,581,033

Technology and patent rights acquired             -                -                -                -          2,650,000

Interest expense                                  -                 732             -                 284          10,529

Other income                                   (29,335)         (87,128)         (13,010)         (32,055)       (436,113)

Other expense                                     -                -                -                -             37,405

         Net loss                           (5,891,307)    $ (4,737,873)    $ (4,018,906)    $ (3,765,494)  $ (41,257,241)
                                           ------------    -------------    -------------    -------------  --------------
Net loss per common share                  $     (0.26)    $      (0.21)    $      (0.17)    $      (0.16)  $       (2.35)
                                           ============    =============    =============    =============  ==============

See notes to the financial statements.

                            DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                            For the six months ended   For the three months ended  From July 5,1989
                                                                   March 31,                     March 31,         (Inception) thru
                                                             1997          1996            1997          1996        March 31, 1997
                                                            ------------------------   --------------------------  ----------------
 Cash flows from operating activities
 Net Loss                                               $  (5,891,307)  $ (4,737,873)  $ (4,018,906) $(3,765,494)  $(41,257,241)
 Adjustments to reconcile net loss to net
  cash used by operating activites:
   Depreciation                                                 6,823          5,797          3,396        2,604         49,148
   Stock in exchange for services                                -            52,500           -           7,000        138,950
   Stock issued for License and Marketing Agreement              -              -              -              -          80,000
   Warrent extensions                                       5,287,000      4,104,000      3,715,000    3,459,000     17,581,033
   Inventory Deposit-BICO                                        -              -              -              -      (1,000,000)
   Increase (decrease) prepaid expenses                         8,505        (16,238)         4,426      (22,229)        (5,808)
   Increase (decrease) in payable due to BICO                    -        (1,287,012)          -              -      10,500,000
   Increase (decrease) in accounts payable                     17,780          1,046         19,189      (11,352)        37,875
   Increase (decrease) in accrued liabilities                     (20)        (3,635)           (74)      (1,812)           509
                                                        --------------  -------------- ------------- ------------  -------------
    Net cash (used) in operating activities                  (571,219)     (1,881,415)     (276,969)    (332,283)   (13,875,534)

Cash flows from investing activities:
 Purchase of property and equipment                              -              -              -              -        (279,413)
                                                        --------------  -------------- ------------- ------------  -------------
    Net cash used in investing activities                        -              -              -              -        (279,413)

Cash flows from financing activities:
 Advances to BICO                                          (1,521,551)    (2,333,582)      (822,753)  (1,048,375)    (3,817,120)
 Repayment of advances to BICO                              1,119,461        731,354        393,297      729,429      2,204,419
 Proceeds from issuance of common stock                       (94,500)     1,603,041           -         160,071     10,968,334
 Proceeds from issuance of common stock to BICO                  -              -              -             -        4,200,000
 Proceeds from warrants exercised                                -            26,000           -             -          118,066
 Proceeds from treasury stock                                    -              -              -             -          (35,000)
 Proceeds from Regulation S                                      -              -              -             -          288,751
 Proceeds from issuance of notes payable                         -              -              -             -          303,000
                                                        --------------  -------------- ------------- ------------  -------------
Net cash provided by financing activities                    (496,590)        26,813       (429,456)    (158,875)    14,230,450
                                                        --------------  -------------- ------------- ------------  -------------
Net increase (decrease) in cash and cash equivalents       (1,067,809)    (1,854,602)      (706,425)    (491,158)        75,503
Cash and cash equivalents at beginning of period            1,143,312      4,149,163        781,928    2,785,719           -
                                                        --------------  -------------- ------------- ------------  -------------
Cash and cash equivalents at end of period              $      75,503   $  2,294,561   $     75,503  $ 2,294,561   $     75,503
                                                        ==============  ============== ============= ============  =============

See notes to the financial statements.

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

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owns 52% of the stock of the Company as of March 31, 1997. Diasense is currently developing a non invasive glucose sensor (Sensor). The Sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,979,199 and 22,943,906 for the six months ended March 31, 1997, and for the six months ended March 31, 1996, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

      From July 5, 1989 (inception) to March 31, 1997, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 17,580,841 for the period from July 5, 1989 (inception) to March 31, 1997.

NOTE D - Stockholders Equity

      During the period ending March 31, 1997, Diasense Inc., extended the exercise date of warrants to purchase 1,486,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $1.00 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. Diasense Inc. recorded a $3,715,000 expense for the difference between the fair market value and the warrant price times the number of shares.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

      Cash decreased from $1,143,312 at September 30, 1996, to $75,503 at March 31, 1997. This decrease was primarily attributable to the Company's $571,219 net cash flow used by operations and $402,090 net advances to BICO.

Results of Operations

      There were no research and development expenses during the six month periods ended March 31, 1997 and 1996 due to the agree-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and administrative expenses decreased during the second quarter from $338,265 for the three month period ended March 31, 1996 to $316,916 for the three month period ended March 31, 1997 and decreased from $720,269 for the six month period ended March 31, 1996 to $633,642 for the six month period ended March 31, 1997. These decreases were primarily due to minor administrative changes.

      Other income during the second quarter decreased from $32,055 for the three month period ended March 31, 1996 to $13,010 for the three month period ended March 31, 1997 and decreased from $87,128 for the six month period ended March 31, 1996 to $29,335 for the six month period ended March 31, 1997. These decreases were due to the Company having lower cash reserves to invest for the periods ending March 31, 1997 than during the periods ended March 31, 1996.


                       PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K
          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 1997.


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