Form 10-Q
period 1997-06-30
DIASENSE INC /PA/
filed 1997-08-18
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended               June 30, 1997
                                             -------------
             Commission file number                0-26504
                                             -------------

                             DIASENSE, INC.
                             --------------
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

         As of June 30, 1997, 22,979,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

PART I FINANCIAL STATEMENTS

                             DIASENSE, INC.
                    (A Development Stage Company)

                      Consolidated Balance Sheets

                                         June 30, 1997     September 30, 1996
                                          (Unaudited)           (Note)
                                        ---------------    ------------------
           ASSETS
Current assets
     Cash and cash equivalents             $       9,600      $    1,143,312
     Due from BICO                             2,054,603           1,777,197
     Inventory deposit - BICO                  1,000,000           1,000,000
     Prepaid expenses                             14,859              14,313
                                            ------------        ------------
           Total current assets                3,079,062           3,934,822

Property and equipment - net
     Property and equipment                      226,870             237,088
                                            ------------      --------------
           TOTAL ASSETS                    $   3,305,932      $    4,171,910
                                           =============      ==============


           LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                      $     30,102       $      20,095
     Other accrued liabilities                   25,442                 529
                                           ------------         -----------
           Total current liabilities             55,544              20,624

Stockholders' equity
     Preferred stock, 1,000,000 shares authorized, none issued
     Common stock, 40,000,000 shares of $.01 par
       value authorized; issued and outstanding
       22,979,051 at Jun. 30, 1997 and
       23,006,051 at Sep. 30, 1996               229,791            230,061
     Additional paid-in capital               26,888,581         26,982,811
     Warrants                                 17,920,723         12,334,348
     Deficit accumulated during the
       development stage                     (41,788,707)       (35,395,934)
                                           -------------      -------------
                                               3,250,388          4,151,286
          TOTAL LIABILITIES AND            -------------      -------------
            STOCKHOLDERS' EQUITY           $   3,305,932      $   4,171,910
                                           =============      =============

Note: The Balance Sheet at September 30, 1996 has been derived from audited financial statement at that date.

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                     For the nine months ended         For the three months ended    From July 5, 1989
                                               June 30,                         June 30,            (inception) through
                                         1997            1996             1997             1996        June 30, 1997
                                     -------------   -------------    ------------     -----------     ------------
Research and development expenses    $       -       $       -        $      -       $      -        $  10,556,405

General and administrative expenses        846,417       1,109,453         212,775        389,184       11,070,757

Warrant extensions                       5,586,375       7,560,000         299,375      3,456,000       17,880,408

Technology and patent rights acquired        -               -               -              -            2,650,000

Interest expense                             -               1,204           -                472           10,529

Other income                               (40,019)       (110,482)        (10,684)       (23,354)        (446,797)

Other expense                                -               -               -              -               37,405
                                     -------------   -------------    -------------    -----------    -------------
  Net loss                           $  (6,392,773)  $  (8,560,175)   $   (501,466)  $ (3,822,302)   $ (41,758,707)
                                     ==============  ==============   =============  =============   ==============
Net loss per common share            $       (0.28)   $      (0.37)   $      (0.02)  $      (0.17)   $       (2.35)
                                     ==============   =============   =============  =============   ==============

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                     For the nine months ended       For the three months ended    From July 5, 1989
                                                               June 30,                        June 30,          (inception) through
                                                         1997           1996             1997          1996        June 30, 1997
                                                     ---------------------------     -------------------------   ---------------
Cash flows from operating activities:
Net loss                                             $ (6,392,773)  $ (8,560,175)  $   (501,466)  $ (3,822,302)  $(41,758,707)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                       10,218         10,555          3,395          4,758         52,543
        Stock issued in exchange for services               -             52,500          -              -            138,950
        Stock issued for License and Marketing Agreement    -              -              -              -             80,000
        Warrant extensions                              5,586,375      7,560,000        299,375      3,456,000     17,880,408
        Inventory Deposit - BICO                            -              -              -              -         (1,000,000)
        (Increase) decrease in prepaid expenses              (546)          (764)        (9,051)        15,474        (14,859)
        Increase (decrease) in payable due to BICO          -         (1,287,012)         -              -         10,500,000
        Increase (decrease) in accounts payable            10,007        (27,243)        (7,773)       (28,289)        30,102
        Increase (decrease) in accrued liabilites          24,913         (5,475)        24,933         (1,840)        25,442
                                                     ------------   ------------    -------------   ----------   -----------
      Net cash used in operating activities              (761,806)    (2,257,614)      (190,587)      (376,199)   (14,066,121)

 Cash flows from investing activities:
   Purchase of property and equipment                       -             (5,468)         -             (5,468)      (279,413)
                                                     ------------    ------------  -------------   -----------     -----------
      Net cash used in investing activities                 -             (5,468)         -             (5,468)      (279,413)

Cash flows from financing activities:
   Advances to BICO                                    (1,625,646)    (3,137,925)      (104,095)      (804,343)    (3,921,215)
   Repayment of advances to BICO                        1,348,240        991,673        228,779        260,319      2,433,198
   Proceeds from issuance of common stock                 (94,500)     1,345,543          -           (257,498)    10,968,334
   Proceeds from issuance of common stock to BICO           -              -              -              -          4,200,000
   Proceeds from warrants exercised                         -             28,000          -              2,000        118,066
   Proceeds from treasury stock                             -              -              -              -            (35,000)
   Proceeds from Regulation S                               -              -              -              -            288,751
   Proceeds from issuance of notes payable                  -              -              -              -            303,000
                                                     ------------   -------------    -----------   -----------    -----------
      Net cash provided by financing activities          (371,906)      (772,709)       124,684       (799,522)    14,355,134
                                                     ------------   ------------   ------------    -----------   ------------
      Net increase (decrease) in cash & equivalents    (1,133,712)    (3,035,791)       (65,903)    (1,181,189)         9,600
      Cash and cash equivalents at beg. of period       1,143,312      4,149,163         75,503      2,294,561          -
                                                     ------------   ------------    -----------    -----------   ------------
      Cash and cash equivalents at end of period     $      9,600   $  1,113,372   $      9,600   $  1,113,372   $      9,600
                                                     ============   ============   ============    ===========   ============

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

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of June 30, 1997. Diasense is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,979,150 and 22,974,349 for the nine months ended June 30, 1997 and June 30, 1996, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

      From July 5, 1989 (inception) to June 30, 1997, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 17,789,897 for the period from July 5, 1989 (inception) to June 30, 1997.

                       DIASENSE, INC.

NOTE D - Stockholders' Equity

      During the period ending June 30, 1997, Diasense Inc., extended the exercise date of warrants to purchase 119,750 shares of common stock to certain directors and employees. The warrants were originally granted at an exercise price of $1.00 per share and extended at the same price. The fair market value of the stock when the extensions were granted was $3.50. Diasense Inc. recorded a $299,375 expense for the difference between the fair market value and the warrant price times the number of shares.


Management's Discussion and Analysis of Financial Condition and Cash Flows
--------------------------------------------------------------------------

Liquidity and Capital Resources

      Cash decreased from $1,143,312 at September 30, 1996, to $9,600 at June 30, 1997. This decrease was primarily attributable to the Company's $761,806 net cash flow used by operations and $277,406 net advances to BICO.

Results of Operations

           There were no research and development expenses during the nine month periods ended June 30, 1997 and 1996 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and Administrative expenses decreased during the third quarter from $389,184 for the three month period ended June 30, 1996 to $212,775 for the three month period ended June 30, 1997 and decreased from $1,109,453 for the nine month period ended June 30, 1996 to $846,417 for the nine month period ended June 30, 1997. These decreases were primarily due to minor administrative changes.

      Other income during the third quarter decreased from $23,354 for the three month period ended June 30, 1996 to $10,684 for the three month period ended June 30, 1997 and decreased from $110,482 for the nine month period ended June 30, 1996 to $40,019 for the nine month period ended June 30, 1997. These decreases were due to the Company having lower cash reserves to invest for the periods ending June 30, 1997 than during the periods ending June 30, 1996.

                PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K
          None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 1997.


                              DIASENSE, INC.

                              By /s/ Fred E. Cooper
                                 ---------------------------
                                 Fred E. Cooper
                                 President and Director (principal
                                 executive officer, principal financial
                                 officer and principal accounting
                                 officer)