Form 10-K
period 1997-09-30
DIASENSE INC /PA/
filed 1997-12-31
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Fiscal Year Ended               09/30/97
                                                        --------
                Commission File Number                   0-26504
                                                        --------

                                 Diasense, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                           25-1605848
       -----------------------------------------------------------------
       (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)             Identification Number)

         2275 Swallow Hill Road, Building 2500; Pittsburgh, PA    15220
         --------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                 (412) 279-9740
                                 --------------
               Registrant's telephone number, including area code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1997:

              Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of October 31, 1997, 22,979,051 shares of Common Stock, par value $.01 per share were outstanding. As of October 31, 1997, no shares of Preferred Stock were outstanding.

Exhibit index is located on page 31.

                             PART I


Item 1. Business

General Development of Business

Diasense, Inc. ("Diasense" or the "Company") was incorporated  in the
Commonwealth of Pennsylvania on July 5, 1989  as  a  wholly- owned   subsidiary
of  Biocontrol  Technology,  Inc.   ("BICO"). Diasense's  headquarters are
located in its office condominium located at 2275 Swallow Hill Road, Building 2500, 2nd Floor, Pittsburgh, PA 15220.

The   Company's  business  is  the  development,  marketing   and manufacture
of  a  noninvasive glucose sensor (the  "Noninvasive Glucose  Sensor"  or the
"Sensor") for use by diabetics.   During Fiscal  1997, the Company continued to
focus its efforts on the Noninvasive Glucose Sensor. Diasense owns the patent, marketing and distribution rights to the Sensor. BICO has the exclusive rights to the research and development and manufacture of the
Sensor   (See,  "Intercompany  Agreements").   Where  applicable, Diasense and
BICO will be referred to herein as "the Companies".

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

On   January   6,   1994,  BICO  submitted  its  initial   510(k) Notification
to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor(R) 1000. The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed
predicated devices.   Such information is required by the FDA before  market
approval  can be granted.  In February 1996, the FDA  convened  a panel  of
advisors  to  make a recommendation  regarding  BICO's 510(k)   Notification.
The  majority  of  the   panel   members recommended  that  BICO conduct
additional testing and clinical trials prior to marketing the Diasensor(R) 1000. BICO and Diasense announced that they remained committed to bringing the Diasensor(R) 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

The   Diasensor(R)   1000   is  a  spectrophotometer   capable   of illuminating
a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensorr 1000 uses internal algorithms to calculate a glucose measurement.

Since the Diasensor(R) 1000 will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in a calibration center under a physician's direction. This feature may limit the
marketability of the Diasensor(R) 1000, and,   if  the  device  is  unable  to
qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

Due to continued delays of the FDA approval process, which are summarized below, and while continuing to work with the FDA and conduct its mandated testing, the Companies have also focused their efforts on obtaining approval to market the Diasensor(R) 1000 overseas. The Companies are in the process of obtaining a "CE" mark, which will facilitate sales in Europe. In connection with obtaining a CE mark, the Companies have undergone a series of audits to be certified as manufacturers and marketers in Europe, and are working with European consultants to expedite the process as much as possible.

BICO, as designer and manufacturer of the device, was recently audited for ISO certification by TUV Rheinland, a company authorized to conduct such audits, which was contracted to perform a "conformity assessment" of BICO's quality system. BICO has been told by the auditors that BICO is being
recommended for International    Organization   for    Standardization
("ISO") Certification to the 9001 standard, evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. The auditors have estimated that the certificate formalizing the ISO 9001 certification will be received by BICO in mid-January, 1998.
BICO is planning to submit its technical file on the Diasensor(R) to TUV in January in order to satisfy requirements of the European Medical Device Directive. Once satisfied, BICO will receive approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device
adheres  to  "quality systems"   of   the   ISO   and  the   European
Committee   for Standardization.  The CE mark will permit the Companies  to sell the Diasensorr and other medical products in Europe.

With regard to marketing the device within the United States, the Companies
continue to work with the FDA to obtain  approval.   A revised  510(k)
Notification was submitted in October, 1996, and was followed by continued discussions with the FDA. During 1997, the Company continued to meet with the FDA, and established a protocol for in-home testing of the
Diasensorr 1000, which commenced in early 1997. The Companies will resubmit a 510(k) Notification when the in-home studies have been completed and the
data   has   been  analyzed.   As  with  all  other   FDA-related activities,
the Companies cannot provide any assurances as to the date upon which the studies will be completed, the next 510(k) Notification will be submitted, or when the FDA will complete its review of such Notification.

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

FDA  approval is necessary to market the Diasensorr 1000  in  the United
States.   The Companies are continuing their  efforts  to develop software with
a more "universal" algorithm, which can  be used   by  a  larger  population.
After  introduction  of   the Diasensor(R)  1000, BICO plans to finalize the
development of the Diasensor(R) 2000 which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensorr 2000 may be subject to the same regulatory testing and approval process as was required for the Diasensor(R) 1000.

Diasense  is  responsible  for the marketing  and  sales  of  the Noninvasive
Glucose  Sensor.   Diasense  plans  to  market   the Noninvasive  Glucose
Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations to aid in the marketing and distribution of the Noninvasive Glucose Sensor. Although many factors may cause a change in management's current estimate, the Company believes that the sales price of the Diasensor(R) 1000 at this time will
range from approximately $7950 to approximately $8500.   Such price may be set
at a level which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or
procedures    required    in   connection    with,    third-party
reimbursement.  Although the Companies estimate,  based  on  1996 American
Diabetes  Association  data,  that  there  are   nearly 16,000,000 diabetics in
the United States, not all diabetics will be  suitable  users  of  the
Noninvasive Glucose  Sensor.   Those diabetics   who   require  and  benefit
from  frequent   glucose monitoring  comprise  the potential market  for  the
Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.


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

Diabetes

The  American Diabetes Association (the "ADA") has estimated that diabetes  is
the seventh leading cause of death  in  the  United States.   The  ADA  also
estimates that  there  are  16  million diabetics  in  the  United States, including 11% of all people between the ages of 65 and 74, with corresponding estimated annual health care and work loss costs of more than $90 billion. It is also estimated that more than 385,000 diabetics die each
year  from  complications associated with  diabetes.   More  than 625,000 new
cases of diabetes are diagnosed each year. Diabetics who are stricken with juvenile diabetes, the most severe form of the disease, can survive with insulin injections. However, the quality and length of their lives are generally reduced by problems associated with insulin therapy and by the
onset  of serious  diabetic  complications,  including  blindness,   kidney
failure, impotence and increased susceptibility to infection.

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

The  cause of Type II Diabetes is not precisely known.   What  is known  is
that Type II Diabetes usually occurs during or after middle age, heredity plays a role, and energy-rich diets coupled with sedentary lifestyles are involved. These factors appear to combine to cause insulin resistance, which is a failure of insulin to act normally to reduce blood glucose
levels.   As  a consequence, even though insulin continues to be secreted by the pancreas,  sometimes in above-normal amounts,  blood  glucose  is poorly
controlled.   Over  time,  the  resulting  episodes   of hyperglycemia  are
thought to cause widespread tissue damage, including possible damage to insulin secretion mechanisms in the pancreas. Current therapies for Type II diabetics include rigid dietary control, often in conjunction with the prescription of sulfonylurea compounds or, in the late stages of the disease, daily insulin injections. Again, frequent monitoring of glucose levels is required.

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

In  connection  with  its office in London, Diasense  has  formed Diasense
U.K.  Limited.   Operations  of  this  subsidiary   is currently  limited to
the employment of part-time consultants  to take orders for the Diasensor(R)
1000.

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

Manufacturing

Production and inventory buildup of the Diasensor(R) 1000 is expected to continue. Manufacturing of the Diasensor(R) 1000 for sale in the U.S. will not begin without FDA approval. BICO will act as Diasense's exclusive
manufacturer of production units  of the   Noninvasive   Glucose  Sensor  for
fifteen   years   (See, "Manufacturing   Agreement").   Pursuant  to  the
Manufacturing Agreement, BICO will manufacture units of the Noninvasive Glucose Sensor for sale to Diasense at its manufacturing facility in Indiana, PA, although BICO may use various subcontractors to provide certain components. The Companies plan to have the optics, software, electronics and other mechanical components supplied to BICO for assembly on a coordinated basis with BICO's production schedule. After manufacturing is underway, BICO does not expect to maintain significant inventories and, as a result, backlogs may occur from time to time.

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

As of November, 1997, a total of five patents have been issued, all of which have been assigned to Diasense, and additional patents are pending. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

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

The Company has filed for trademark protection for the term "Diasensor(R) 1000", which is intended for use in connection with the Diasensor(R) models; such filing will remain pending until the first production unit is shipped. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.


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

At this time, the Company estimates that the anticipated selling price of the Diasensor(R) 1000 will range from $7950 to $8500, depending upon the country in which it is sold and other factors; such estimate is subject to change as the FDA process continues. Such price will be a factor in the Company's ability to compete with other available technology.

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

The companies which are currently engaged in the research and/or development of noninvasive glucose sensors include the following: Rio Grande Medical Technology ("Rio Grande"), which is working with the University of New Mexico, CME Telemetrix, Inc. ("CME"), Cygnus, Inc. ("Cygnus"), Technical Chemicals and Products, Inc. ("TCPI"); and SpectRX. Although the Company is
not aware,  there may   be   other  companies  engaged  in  similar  research
and development.   The named companies, and others,  may  be  further along  in their development than the Company is aware, and may have access to capital and other resources which would give them a competitive advantage over the
Company.  The following  is  a summary   of  the  Company's  current  knowledge
regarding   the companies listed.

Rio  Grande, formerly associated with Sandia, is affiliated  with the
University  of  New  Mexico,  continues  to   develop   its noninvasive
glucose sensor based on infrared spectroscopy and using near-infrared light. To the best knowledge of the Company, no submission have been made to
the FDA in connection with  this device.    CME,  a Canadian company is
developing a device which claims to measure glucose noninvasively via a finger receptacle. Testing has been conducted in Canada and the U.S.; however, no approval has been received to sell the device in Canada, and no FDA submission has been made to date. Cygnus has disclosed that it is developing a "GlucoWatch", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus, has not yet submitted its device for FDA scrutiny and, to the best of the Companies' knowledge, must complete additional clinical
trials  prior  to applying for FDA approval to market the device.   Cygnus'
latest reports  indicate  that  its  plans make  a  submission  for  FDA
approval  have  been further delayed until 1998.   TCPI  recently announced
that it began clinical studies of its system to correlate interstitial glucose fluid data with various blood glucose; although TCPI claims that its technology is noninvasive, it utilizes electronic charges to penetrate the
skin  and  draw fluid  from  the  body.   SpectRX,  which  is  funded  by
Abbott Laboratories, also uses lasers to penetrate the skin and measure interstitial fluids; like the TCPI device, it claims to be noninvasive; however, body fluids are drawn from the body via lasers. Certain organizations are also actively engaged in researching and developing
technologies  that  may  regulate  the  use   or production  of insulin or
otherwise affect or cure the underlying causes  of  diabetes.   Diasense is
not  aware  of  any  new  or anticipated   technology  that  would  effectively
render   the Noninvasive  Glucose Sensor obsolete or otherwise not  marketable as currently contemplated. However, there can be no assurance that future technological developments or products will not make the Noninvasive Glucose Sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even effectively obsolete.

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

The 510(k) Notification filed by the Company for the Diasensor(R) 1000 indicated that the device is "substantially equivalent" to similar existing
devices, namely invasive glucose  sensors.   In connection  with its review of
the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an the existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree.
Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor(R) 1000, should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre-market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

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

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensor(R) 2000, or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

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


Because the FDA approval process has been subject to several delays, the Companies have focused efforts on obtaining approval to sell its device in Europe (SEE, "The Company and its Business").


Human Resources

Diasense   had   no  full-time  employees  until  January   1992. Presently,
Diasense has four full-time employees, most  of  which are  located  at  its
Pittsburgh, Pennsylvania office.   Diasense also  has one employee in its
Maryland office. Diasense employs consultants in its London office. Diasense believes that, if and when FDA approval is obtained for the Noninvasive Glucose
Sensor, or   manufacturing   and  marketing  begins,   it   will   employ
approximately 48 persons on a full-time or part-time basis in the United States, and approximately sixteen persons in each foreign office. Diasense's success will depend upon the efforts of its key management personnel, the departure of any of whom may adversely affect Diasense's business. None of the Company's employees are represented by a collective bargaining unit, and Diasense considers its relations with its employees to be excellent.


Financial  Information About Foreign and Domestic Operations  and Export Sales

The Company's operations are located primarily in the United States of America. In 1994, the Company incorporated a majority- owned foreign subsidiary, Diasense U.K. Limited, in order to facilitate the opening of
its  office  in  London,   England. Although  the  Company is currently taking
orders in its London office, the Company has had no sales, foreign or domestic, since its inception.


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

As of November 1997, Diasense has an office in London, England for the purpose of taking orders for the Diasensorr 1000.

The  Company  believes  that  its  existing  facilities  will  be sufficient
to  meet its needs through Fiscal 1998.   Should  the Company require
additional space, the Company believes such space will be available at reasonable commercial rates.

Item 3. Legal Proceedings

In April 1996, the Pennsylvania Securities Commission commenced a private investigation into Diasense's sales of its common stock pursuant to its public offering in an effort to determine whether any sales were made improperly to
Pennsylvania residents.   The Company  has  been  cooperating fully  with  the
state and has provided all of the information requested. As of the date of this filing, no determinations had been made, and no orders have been issued.

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


                             PART II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related Stockholder
Matters

Diasense was incorporated in the Commonwealth of Pennsylvania  on July  5,
1989.   Diasense has the authority to issue  40,000,000 shares  of  common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of November 30, 1997, 22,979,051 shares of common stock were outstanding. No shares of Preferred Stock are outstanding. As of November 30, 1997, there were currently exercisable warrants outstanding to purchase 7,476,513 shares of the common stock of Diasense at exercise prices ranging from $.50 to
$3.50  per  share.   The  warrants  have  various expiration dates through
November 1, 2001.

As of November 30, 1997, the Company had approximately 610 holders of record for its common stock and no holders of record for its preferred stock.

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

Warrants

As of November 30, 1997 there were outstanding warrants, all of which are currently exercisable, to purchase 7,476,513 shares of common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration
dates ranging from April 24, 1998  to November  1,  2001.   During Fiscal 1997,
warrants to purchase 59,000 shares of common stock were granted, and warrants to purchase 2,236,550 shares of common stock, which were scheduled to expire during Fiscal 1997, were extended. In November 1997, an
additional  10,000 warrants were extended  until  2000.   The warrants  were
issued to directors, officers and employees of Diasense and to certain other persons for certain goods and services transferred or rendered to Diasense and, in the case of certain officers, in consideration of
meritorious service.   The number  of  shares of common stock issuable upon the
exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock
dividends,  stock  splits,  mergers,  consolidations   and reorganizations.
The warrants may not be redeemed  by  Diasense prior to the expiration thereof.

Employment Agreement Provisions Related to Changes in Control

Diasense has entered into agreements (the "Agreements") with Fred E.  Cooper
and  David L. Purdy  pursuant to which  they  receive annual   salaries  of
$100,000,  and  $50,000   from   Diasense, respectively,  all of which are
subject to review and adjustment annually. As of the end of Fiscal 1997, such annual salaries had been increased to $150,000 and $100,000 respectively. The initial term of Messrs. Cooper's and Purdy's Agreements expire on October 31, 1999, but the Agreements continue thereafter for additional three-year periods unless any party gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) of the outstanding shares of common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements: (i) when 20% or more of Diasense's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "Employment Agreements").

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from the Company's audited consolidated financial statements. These financial statements have been audited by Thompson Dugan, P.C. for the twelve-month periods ended September 30, 1997, 1996, 1995, 1994, and 1993, the reports of each of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements of the Company and related notes thereto included elsewhere in this report.


                    12 mos.       12 mos.       12 mos.       12 mos.       12 mos.
                     Ended         Ended         Ended         Ended         Ended
                     9/30          9/30          9/30          9/30          9/30
                     1997          1996          1995          1994          1993
R&D Expenses    $    -0-      $    -0-      $ 3,487,882   $ 2,807,508   $ 1,850,838

General &
Administrative
Expenses        $ 1,023,961   $ 1,509,298   $ 2,323,279   $ 2,388,854   $ 1,968,378

Warrant
Extensions      $ 5,593,875   $ 7,644,033   $ 4,650,000   $    -0-      $    -0-

Net Loss       ($ 6,564,837) ($ 9,021,823) ($10,361,514) ($ 5,145,081) ($ 3,763,101)

Total Assets    $ 3,108,243   $ 4,171,910   $ 5,407,401   $   694,712   $   510,341

Liabilities     $    22,419   $    20,624   $ 1,323,980   $ 7,172,585   $ 2,980,829

Working Capital
(Deficit)       $ 2,862,349   $ 3,914,198   $ 3,839,965  ($ 6,707,855) ($ 2,689,986)

Accumulated
Deficit        ($41,960,771) ($35,395,934) ($26,374,111) ($16,012,597) ($10,837,516)

Net Loss
Per Common
Share              ($.29)        ($.39)        ($.54)        ($.29)        ($.21)

Cash Dividends
Per Share:
Common          $    -0-      $    -0-      $    -0-      $    -0-      $    -0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Diasense  operates  on  a  fiscal  year  ended  September   30th. Therefore,
years are referred to as Fiscal years; for example, the year from October 1, 1996 through September 30, 1997 is referred to as Fiscal 1997.

Forward-Looking Statements

In addition to Part I of this Form 10-K, the Management's Discussion and Analysis section also contains the type of forward- looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

Diasense's  cash balance at September 30, 1997 was $1,181,070  as compared to a
balance at September 30, 1996 of $1,143,312  and  a balance  of   $4,149,163 at
September 30, 1995. The fluctuations in Diasense's cash balances were primarily attributable to several placements of common stock, which generated $5,701,492; and $1,365,155 in net proceeds for the Company in Fiscal 1995, and Fiscal 1996; respectively. Sales of common stock during Fiscal 1995 included a sale of 1,200,000 shares of the Company's unregistered
common  stock  to  BICO,  with  net   proceeds   of $4,200,000. The decrease
during Fiscal 1996 and Fiscal  1997  was attributable to decreased funds raised
by the Company.   Diasense is  conducting  its initial public offering, which was  effective with  the  SEC on July 19, 1993.  As of September 30,  1997,
net proceeds  of  $3,558,392  had  been  raised  pursuant   to   such
registration.   No  warrants  to  purchase  common   stock   were exercised
during Fiscal 1997.

Diasense had working capital of $2,862,349 at September 30, 1997, as compared to $3,914,198 at September 30, 1996 and $3,839,965 at September 30, 1995.
This fluctuation in working capital was primarily attributable to funds raised from sales of its stock and from a decrease in accrued amounts due to BICO under the Research and Development Agreement, which resulted when BICO accepted 3,000,000 shares of Diasense common stock at an assigned value of $3.50 per share in exchange for $10,500,000 in amounts due during Fiscal 1995.

In July 1995, BICO and Diasense agreed to suspend billings, accruals and payments due pursuant to the R&D Agreement pending the FDA's review of the Diasensor(R) 1000.

Diasense   has   entered   into   employment   agreements    (the "Agreements")
with Fred E. Cooper and David L.  Purdy  effective November  1,  1994, pursuant to which they will receive annual salaries of $100,000 and $50,000, respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1997, such annual salaries had been increased to $150,000 and
$100,000, respectively.   The  initial term of the  Agreements  expires  on
October 31, 1999, and the Agreements are subject to review, adjustment and renewal. In the event of a change in control of the Company, as defined in the Agreements, and termination of employment, continuation of salaries at 100%, which decreases to 25% over time, are payable in addition to the issuance of stock as set forth in the Agreements. The Agreements also provide for severance and disability benefits under certain circumstances
(See,"    DIRECTORS   AND   EXECUTIVE   OFFICERS   -   Employment Agreements").

Diasense believes that its available cash resources, including funds it reasonably expects to be raised by the Company or its affiliates, will be sufficient to fund its activities through at least September 30, 1998. Such estimate is based, in part, on monthly expenditures of approximately $85,000 during Fiscal 1997, as compared to $125,000 during Fiscal 1996 and $484,000 during Fiscal 1995; although that monthly aggregate amount may be revised, as described below, depending upon the progress of development of the Noninvasive Glucose Sensor.

In addition to the proceeds that Diasense is attempting to raise in its self-underwritten public offering, Diasense is attempting to secure additional
financing from various sources.   Based  on Diasense's  available cash, its
rate of monthly expenditures and the deferrals agreed upon by Diasense and BICO, Diasense believes that it will be able to continue its current activities through at least September 30, 1998. If, subsequent to that date, Diasense is not able to obtain additional financing or if such additional financing is insufficient, Diasense would be required to cease operations and the development of the Noninvasive Glucose Sensor altogether.

Accordingly, Diasense may be required, depending on the amount and timing of the receipt of proceeds of its initial public offering, to seek substantial additional financing from third parties to complete the development of the Noninvasive Glucose Sensor, to obtain FDA or European Community approval to market the Noninvasive Glucose Sensor and to provide for its general working capital requirements during that time period. There can be no assurance that such additional financing will be available or
available on terms acceptable to Diasense.   Moreover, certain demands on
liquidity, such as technological, regulatory or  legal problems,   could  cause
Diasense's  liquidity  to  be   further burdened.   Diasense  does  not
currently have any additional sources of liquidity or working capital, including bank lines of credit, etc. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, although no assurance can be made that the Noninvasive Glucose Sensor will be successfully developed, manufactured, marketed or commercially viable.

Results of Operations

During Fiscal 1997 and 1996, research and development expenses were $0 as compared to $3,487,882 in Fiscal 1995. This decrease was due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the R&D Agreement (See, "Liquidity and Capital Resources").

General and administrative expenses aggregated $1,023,961 during Fiscal 1997, as compared to $1,509,298 during Fiscal 1996 and $2,323,279 during Fiscal 1995. This decrease was due primarily to the suspension of billings pursuant to the R&D Agreement.

Other  income aggregated $52,999 in Fiscal 1997, as  compared  to $133,083  in
Fiscal  1996, and $103,106 in Fiscal  1995.   Other income  is comprised of
interest income and rental income; rental income averages approximately $42,000 per year (all of which was paid by BICO to Diasense), and the balance of other income is from interest earned on deposits of liquid assets.

During   Fiscal  1997,  1996  and  1995,  the  Company   extended 2,236,550;
2,556,213 and 1,550,000 warrants, respectively, which were originally granted to certain officers, directors, employees and consultants in 1990 through 1992, until 1998 through 2000, respectively. Because the exercise price of such warrants ($1.00 or $.50 per share) was lower than the market price of the common stock at the time of the extensions (which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock), $5,593,875 was charged to operations in Fiscal 1997, $7,644,033 was charged to operations in Fiscal 1996 and $4,650,000 was charged to operations in Fiscal 1995.

Income Taxes

As   of   September  30,  1997,  the  Company  had  approximately $21,800,000 in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2011. The Company also has federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2010.

Supplemental Financial Information (unaudited)

None.

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements appear on pages F- 1 through F-20 of this report.

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


                            PART III

Item 10. Directors and Executive Officers

The  directors  and  executive officers of  the  Company  are  as follows:

             Name         Age    Director  Positions Held
                                  Since

        David L. Purdy     69      1989    Chairman of the Board,
                                           Chief Scientist

        Fred E. Cooper     52      1989    President, CEO, Director

        Anthony J. Feola   50      1991    Director

        C. Terry Adkins    46      1992    Vice President of
                                           International Sales,
                                           Director

DAVID L. PURDY, 69, is the Chairman of the Board and Chief Scientist of the Company. Mr. Purdy has been a director since the Company's inception and became Chairman of the Board in October 1992. Mr. Purdy acted as the
Company's Treasurer  from its  inception  until  October 1992, when  he  became
its  Chief Scientist.   Mr.  Purdy  has  been  employed  primarily  as   the
President of BICO from 1972 to the present. Mr. Purdy is currently the President, Chairman of the Board and a director of BICO. Mr. Purdy currently devotes approximately 40% of his time to Diasense, and 60% of his time to BICO and its subsidiaries.

FRED E. COOPER, 52, has been the President and a director of  the Company
since its inception.  Prior to joining the Company,  Mr. Cooper   co-founded
Equitable  Financial  Management,  Inc.   of Pittsburgh,  PA, a company in
which he served as  Executive  Vice President  until his resignation and
divestiture of ownership  in August  1990.   Mr. Cooper is the Chief Executive
Officer and a director of BICO. Mr. Cooper currently devotes approximately 40% of his time to Diasense and 60% to BICO and its subsidiaries.

ANTHONY J. FEOLA, 50, has been a director of the Company since February 1991. In addition, Mr. Feola served as the Company's Chief Operating Officer until April 1994, when he rejoined BICO as its Senior Vice President. At that time, BICO assumed Mr. Feola's employment contract with Diasense. Mr. Feola also served as the Company's Vice President of Marketing and Sales from December 1991 until October 1992. Until January 1, 1992, he was BICO's Vice President of Marketing and Sales. Prior to joining BICO in November, 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh, PA and a National Sales Manager for Westinghouse Corporation, also in Pittsburgh, PA. He also serves as a director of BICO.

C. TERRY ADKINS, 46, has been the Company's Vice President of International Sales since October 1992, and a director since March 1992. From July 1990 until January 1992, Mr. Adkins was a private consultant to the banking industry with an office in Annapolis, MD, and owned Brie Cor Funding, Inc., a company which provided financial advisory services. He became an employee of Diasense on January 1, 1992. He was associated with Maryland Public Banks, Inc. in 1989-90 and served as the President of the Annapolis National Bank in 1990. From 1987 to 1989, he was President of the Madison Bank of Maryland.

Gary Keeling, a former officer and director of Diasense, Inc., resigned his positions in August, 1997 and left the Company.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the
Fiscal Years ended September 30, 1997, 1996  and 1995   of those persons who
were, at September 30, 1997: (i)  the Chief   Executive  Officer,  and  (ii)
the  other  most   highly compensated  executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                                  Warrants
Position                                                   (number of
                                                           shares) ( )
-----------------------------------------------------------------------------------------------
Fred E.          1997  $ 150,000    $ 0         $ 0        363,500(3)              $ 0
Cooper,          1996  $ 150,000    $ 0         $ 0        478,545(3)              $ 0
CEO (4)          1995  $ 167,045    $ 0         $ 0        350,000(3)              $ 0
-----------------------------------------------------------------------------------------------
David L.         1997  $  87,500    $ 0         $ 0        0                       $ 0
Purdy            1996  $ 100,000    $ 0         $ 0        600,000(3)              $ 0
Chief Scientist  1995  $ 102,273    $ 0         $ 0        350,000(3)              $ 0
(5)
-----------------------------------------------------------------------------------------------

(1) The Company does not currently have a Long-Term Incentive Plan ("LTIP"), and no payouts were made pursuant to any LTIP during the years 1997, 1996 or 1995. Except as noted in Note (3) below, the Named Executives were awarded warrants to purchase the number of shares of the Company's common stock set forth in the table above in
     each  of  the years   noted  (See,  "Certain  Relationships  and   Related
     Transactions"). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees. The Company currently has key- man life insurance for David L. Purdy and Fred E. Cooper.

(2) During the years ended September 30, 1997, 1996 and 1995, the Named Executives received medical benefits under the Company's group insurance policy.

(3) During Fiscal 1995, Fiscal 1996 and Fiscal 1997, the Company extended warrants previously issued to the Named Executives which
     would have otherwise  expired.   Although the  extensions  were  in
     connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension,
     the   exercise   price  of  the  warrants  (which   remained unchanged)
     was less than the "market price" of the common stock, which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock (See, "Option/Warrant/SAR Grants in Fiscal 1997" Table).

(4) Mr. Cooper will be paid salary and bonuses aggregating approximately $442,000, $426,000 and $330,000 by BICO and its other subsidiaries during calendar years 1997, 1996 and 1995, respectively.

(5)  During  Fiscal 1997, Mr. Purdy waived part of  his  $100,000 salary,  and
     voluntarily decreased  his  annual  salary  in BICO.    Mr.   Purdy   will
     be  paid  salary  and   bonuses aggregating  approximately $154,000,
     $300,000, and  $300,000 by   BICO  during  calendar  years  1997,  1996,
     and  1995, respectively.

             Option/Warrant/SAR Grants in Last Fiscal Year

                                                                      Potential Realized
                                                                      Value at Assumed
                                                                      Annual Rates of Stock
                                                                      Price Appreication For
                         Individual Grants (1)                        Option Term (3)
--------------------------------------------------------------------------------------------------
                              Percent of
                Number of     Total
                Securities    Options/SARS
                Underlying    Granted to     Exercise
                Options       Employees in   or           Expiration
Name            SARS          Fiscal Year    Base Price   Date         5% ($)   10% ($)   0% (5)
                Granted (4)   (2)            ($/Sh)
--------------------------------------------------------------------------------------------------
Fred E. Cooper   150,000         6.5%         $ 1.00      10/25/99    $462,900  $554,700  $375,000
--------------------------------------------------------------------------------------------------

(1) The warrants set forth in this table represent the warrants already held by the Named Executives which were extended by the Company during Fiscal 1997. These warrants to purchase the Company's common stock were
     originally granted  to  the Named   Executives   in   1991  and  1992
     (See,   "CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS").   Although
     the warrants  were  not  actually awarded during   Fiscal  1997, they  are
     included in this Executive Compensation disclosure section because the exercise price of the warrants, which was not changed at the time of the extension, was less than the "market price" of the common stock at the time of the extension.

(2) For purposes of calculating these percentages, the total number of warrants granted or extended during Fiscal 1997 was 2,295,550 which included 59,000 new grants in Fiscal 1997, and extensions of 2,236,550 warrants originally granted in 1991 and 1992.

(3)  Potential  realizable values reflect the difference  between the  warrant
     exercise price at the end of  Fiscal 1997   and the  fair value of the
     Company's common stock price from the date  of the grant or extension
     until the expiration of  the warrant.   The  5%  and 10% appreciation
     rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth ($3.50 per share, which is the price at which the common stock has been sold in the Company's public offering; there is currently no trading market for the common stock):

         STOCK PRICE ON DATE                 EXPIRATION
         OF GRANT OR EXTENSION               DATE           5%      10%
         ---------------------               ----------  -------  ---------
          10/22/96: $3.50                    10/25/99     $4.086   $4.698

          01/03/97: $3.50                    01/27/00     $4.332   $4.995

     The  foregoing  values do not reflect appreciation  actually realized  by
     the Named Executives (See, "Option/Warrant/SAR Exercises   in   Last
     Fiscal  Year  and   Fiscal   Year-End Option/Warrant/SAR Value" Table,
     Below).

   AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
       YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                                           Number of         Value of
                                           Securities        Unexercised
                                           Underlying        In-the-Money
                                           Unexercised       Options/SARs
                                           Options/SARs      at FY-End ($)
                                           at FY-End (#)

Name             Shares       Value        Exercisable/      Exercisable/
                 Acquired     Realized($)  Unexercisable(4)  Unexercisable(5)
                 on Exercise  (3)
                 (#)(1)(2)
-----------------------------------------------------------------------------
Fred E. Cooper     -0-          -0-         1,180,045(6)      $3,358,385
David L. Purdy     -0-          -0-           950,000(7)      $2,850,000
-----------------------------------------------------------------------------

(1) This figure represents the number of shares of common stock acquired by each Named Executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 1997, neither of the Named Executives exercised any warrants to purchase common stock.

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

(6) Includes warrants to purchase: 238,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 1999); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999); and 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27, 2000).

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

Employment Agreements

Diasense   has   entered   into   employment   agreements    (the "Agreements")
with Fred E. Cooper and David L.  Purdy  effective November  1,  1994, pursuant to which they will receive annual salaries of $100,000 and $50,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1997, such annual salaries had been increased to $150,000,
and $100,000,  respectively.   The initial  term  of  the  Agreements expires
on  October  31,  1999,  but  continue  thereafter   for additional three-year
terms unless any of the parties give proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Messrs. Cooper and Purdy shares of common stock equal to five percent (5%) of the outstanding shares of the common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of Diasense's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, in the event of a change in control within the term of the Agreements or within one year thereafter, Messrs. Cooper, and Purdy are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50%
of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. Diasense is also required
to  continue  medical insurance coverage for Messrs.  Cooper  and Purdy   and
their families during such periods. Such severance payments will terminate in the event of the employee's death.

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

The  Agreements also generally restrict the disclosure of certain confidential
information obtained by Messrs. Cooper  and   Purdy during  the  term  of  the
Agreements and restricts them from competing with Diasense for a period of one year in specified states following the expiration or termination of the Agreements.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and Management

                                                                     Percent of
                     Amount & Nature               Ownership with    Class with
Name and Address     of Beneficial     Percent of  Warrants and      Warrants and
of Beneficial Owner  Ownership(1)      Class(2)    Options(3)        Options (4)
---------------------------------------------------------------------------------
Biocontrol           11,975,000          52.1%       11,975,000        52.1%
Technology, Inc.
300 Indian Springs Rd.
Indiana, PA  15701

David L. Purdy (5)       32,000            *            982,000(6)      4.1%
300 Indian Springs Road
Indiana, PA 15701

Fred E. Cooper           22,000            *          1,202,045(7)      5.0%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola        20,000            *         820,000(8)          3.4%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

C. Terry Adkins         16,000            *         116,000(9)          *
1623 Forest Drive
Annapolis, MD  21403

All directors and       90,000            *       3,120,045(10)        12.0%
executive officers
as a group (4 persons)

* Less than one percent
________________________

(1) Excludes currently exercisable warrants and options set forth in the third column and detailed in the footnotes below.

(2)  Represents  current common stock owned by  each  person,  as set   forth
     in  the  first  column,  excluding   currently exercisable  warrants and
     options, as a percentage of the total number of shares of common stock outstanding as of September 30, 1997, which was 22,979,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding
     as  of  September  30,  1997.   For  individual  computation purposes,
     the total number of shares of common stock outstanding as of September 30, 1997 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

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

(7)  Includes  currently  exercisable warrants  to  purchase  the following:
     238,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1998); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1998); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 1999); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999); and 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27,
     2000).

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

(10) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

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

Employment Relationships

The Board of Directors of the Company approved employment agreements effective November 1, 1994 for its officers and directors Fred E. Cooper and David L. Purdy. (See, "Employment Agreements").

David  L.  Purdy,  Chairman of the Board, Chief Scientist  and  a director  of
the Company, is a director of the BICO and  Coraflex Boards.   He  is  also the
Chairman of the Board,  President  and Treasurer  of  BICO,  and  the Chairman
and  the  President  and Treasurer of Coraflex.   Fred E. Cooper, President and
a director of  the  Company,  is a director of the BICO, Coraflex,  Barnacle
Ban,   and  Petrol Rem Boards.  He is also the CEO and  Executive Vice
President of BICO, and President of Barnacle Ban.   Anthony J.  Feola,  a
director, is also a director on the BICO, Coraflex, Barnacle Ban and Petrol Rem Boards. He is also the Senior Vice President of BICO.

Leases and Property

In April 1992, Diasense acquired an office condominium in Pittsburgh, PA (See, "Properties"). BICO moved its Pittsburgh offices to the Diasense office condominium and pays Diasense rent in the amount of $3,544 per month plus one-half of the utilities.

Three   of  the  Company's  current  executive  officers   and/or directors
and three former directors of the Company are  members of   the   eight-member
300  Indian  Springs  Road  Real  Estate Partnership  (the  "Partnership")
which in July  1990,  purchased BICO's  real  estate  in  Indiana, PA, and each  has  personally guaranteed the payment of lease obligations to the bank
providing the  funding.   The cost of the property to BICO was  $1,084,852. The
property was sold to the Partnership subject to the leaseback provision and outstanding liens for approximately $800,000; BICO received approximately $403,000 in cash as a result of the sale- leaseback. The sale price was
determined by First West  Virginia Bank.   Each  member  of  the Partnership
received warrants in consideration of their personal guarantees. The six members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Gary R. Keeling,
Jack H. Onorato, Richard M. Erenberg and C. Terry Adkins, each received warrants to purchase 100,000 shares of BICO's common stock at an exercise price of $.33 per share until June 29, 1995 (which were extended until June 29, 1998), and warrants to purchase 100,000 shares of Diasense's common stock at an exercise price of $.50 per share until June 29, 1995 (extended until June 29, 1999). The warrant exercise prices were equal to the market prices of the common stock at the time of issuance. Mr. Keeling, who was not a director at the time of the transaction, joined the board in October 1991, became a Vice President in October 1992, and resigned from both positions in August, 1997. Mr. Adkins, who was not a director at the time of the transaction joined the board in March 1992 and became a Vice President in October 1992; Mr. Onorato, who was not a director at the time of the transaction, was a director until September 1992 when he became a director
of BICO  until  April  1994.   Mr. Erenberg,  who was not a director at the
time of the transaction, was a director until April 1993.


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

Diasense has agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus
all direct costs, including labor.   BICO  also received  a first right of
refusal for any program undertaken to develop, refine or improve the Noninvasive Glucose Sensor, and for the development of other related products. In July 1995, BICO and Diasense agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending the FDA's review of the Sensor.

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

Warrants

During Fiscal 1995 through Fiscal 1997, Diasense issued warrants to purchase common stock to the following executive officers and directors:

To  Gary R. Keeling for meritorious service in 1995: warrants  to purchase
100,000  shares at $3.50 per share  until  October  24, 2000.   Mr.  Keeling is
no longer an officer or director  of  the Company.


                             PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K


1.   Consolidated Financial Statements

The consolidated financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.

(a)  Consolidated Financial Statements                                     Page

     Report of Independent Accountants Thompson Dugan, P.C. F-1

      Consolidated  Balance  Sheets as  of  September  30,  1997; September 30,
      1996  F-3

     Consolidated Statements of Operations For the Fiscal Years Ended September 30, 1997, 1996, 1995; and July 5, 1989 (inception) through September 30, 1997 F-4

     Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended September 30, 1997, 1996, 1995, 1994; 1993; 1992;
     the  12  months  ended December  31,  1991,  1990,  and  from  July  5,
     1989 (inception) through December 31, 1989   F-5

     Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 1997, 1996, 1995; and July 5, 1989 (inception) through September 30, 1997 F-6

      Notes to Consolidated Financial Statements for the Fiscal Year Ended September 30, 1997 F-7

2.   Exhibits (a)  Reports on Form 8-K

     The Company filed a Form 8-K report dated August 29, 1997. The items listed were Item 6, Resignation of Registrant's Directors; and Item 7(c), Exhibits.

(c)  Exhibits required by Item 601 of Regulation S-K

     The following Exhibits required by Item 601 of Regulation S- K are filed as part of this report. Except as otherwise noted, all exhibits are incorporated by reference from Exhibits to Form S-1 (Registration #33-56574) filed December 31, 1992 or from exhibits to Form 10-K filings subsequent to that date.

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

     10.11(2)  Letter of Resignation of director Gary R. Keeling

     24.1(3) Consents of Thompson Dugan, P.C., Independent Certified Public Accountants

     24.3(3)   Consent of Counsel (Included in 5.1 above)

     25.1(3)   Power of Attorney of Fred E. Cooper (included under
               "Signatures")


(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33- 82796.

(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.

(3) Incorporated by reference from Exhibit with this title filed with the Company's Amendment No. 2 to Form S-1 at 33-82796 filed November 22, 1995.

Conformed Copy SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the __th day of December 1997.

                                   DIASENSE, INC.

                                   By:    /s/ Fred E. Cooper

                                      Fred E. Cooper, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                     Date

   /s/   David L. Purdy      Chairman of               December 31, 1997
         David L. Purdy      the Board;
                             Chief Scientist

   /s/   Fred E. Cooper      President and             December 31, 1997
         Fred E. Cooper      Director
                             (principal executive
                             officer, principal
                             financial officer, and
                             principal accounting
                             officer)

   /s/   C. Terry Adkins     Vice President            December 31, 1997
         C. Terry Adkins     International Sales;
                             Director

   /s/   Anthony J. Feola    Director                  December 31, 1997
         Anthony J. Feola

                                 THOMPSON DUGAN
                                CERTIFIED PUBLIC
                                  ACCOUNTANTS
                            ________________________

                               Pinebridge Commons
                            1580 McLaughlin Run Rd.
                              Pittsburgh, PA 15241



              Report of Independent Certified Public Accountants

Independent Auditor's Report

Board of Directors
Diasense, Inc.

     We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasense, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes B and E to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 1997 and from July 5, 1989 (inception) through September 30, 1997, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

     In addition, as discussed in note B, the Company is dependent upon its parent, Biocontrol Technology, Inc. (BICO) to continue to perform and fund contractual arrangements related to research, development and manufacturing activities of products for the Company. There has been and continues to be substantial doubt about BICO's ability to continue as a going concern due to their recurring losses from operations and negative cash flow. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



December 30, 1997

/s/ Thompson Dugan PC
---------------------

                                 Diasense, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                       September 30,  September 30,
                ASSETS                      1997          1996
                                        -----------    -----------
Current assets
  Cash and cash equivalents (note A)    $ 1,871,070    $ 1,143,312
  Due from BICO (notes A and E)              -           1,777,197
  Inventory deposit - BICO (note F)       1,000,000      1,000,000
  Prepaid expenses                           13,698         14,313
                                        -----------    -----------
               Total current assets       2,884,768      3,934,822

Property and equipment - at cost (notes A and C)
  Building and improvements                 236,663        236,663
  Furniture and fixtures                     42,750         42,750
                                        -----------    -----------
                                            279,413        279,413
  Less accumulated depreciation              55,938         42,325
                                        ------------   -----------
                                            223,475        237,088
                                        -----------    -----------
               TOTAL ASSETS             $ 3,108,243    $ 4,171,910
                                        ===========    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $     9,433    $    20,095
  Other accrued liabilities                  12,986            529
                                        -----------    -----------
              Total current liabilities      22,419         20,624

Commitments and Contingencies (notes B and F)

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,979,051 at Sep. 30, 1997 and
  23,006,051 at Sep. 30, 1996               229,791        230,061
  Additional paid-in capital             26,888,581     26,982,811
  Warrants                               17,928,223     12,334,348
  Deficit accumulated during the
  development stage                     (41,960,771)   (35,395,934)
                                        -----------    -----------
                                          3,085,824      4,151,286
            TOTAL LIABILITIES AND       -----------    -----------
                  STOCKHOLDERS' EQUITY  $ 3,108,243    $ 4,171,910
                                        ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 1997    September 30, 1996  September 30, 1995  September 30, 1997
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
notes A, E, and F)                      $        -              $    -              $    3,487,882        $   10,556,405
General and administrative expenses
                                              1,023,961            1,509,298             2,323,279            11,248,301

Warrant extensions (note G)                   5,593,875            7,644,033             4,650,000            17,887,908

Technology and patent rights acquired (note E)     -                   -                    -                  2,650,000

Interest expense                                   -                   1,575                 3,459                10,529

Other income - (note C)                         (52,999)            (133,083)             (103,106)             (459,777)

Other expense                                       -                 -                     -                     37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $  (6,564,837)       $  (9,021,823)      $  (10,361,514)       $  (41,930,771)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $       (0.29)       $       (0.39)      $        (0.54)       $        (2.33)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note G)

       For the period July 5, 1989 (inception) through September 30, 1997

                                                                                                          Deficit     Total
                                                                                                        Accumulated   Stock-
                                                                      Common                 Additional  During the   Holders'
                                                    Common Stock       Stock                 Paid-in    Development   equity
                                                   Shares   Amount   Subscribed   Warrants   Capital       Stage     (Deficit)
                                                -------------------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in connection with
    obtaining License and Marketing Agreement    8,000,000  $ 80,000         $-          - $         - $          -   $   80,000
  Aug. 21 through Dec. 31, 1989 (various dates)
     First Private Placement                       656,000     6,560          -          -     321,440            -      328,000
  Sep. 29, 1989 - Issuance of stk in connection
    with patent rights acquired by BICO          1,040,000    10,400          -          -     509,600            -      520,000
  Net loss                                               -         -          -          -           -      (80,000)     (80,000)
                                                -------------------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -          -     831,040      (80,000)     848,000
  Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -          -     607,600            -      620,000
  May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
      Exchange of debt for shares of stock         136,000     1,360          -          -      66,640            -       68,000
  Warrants issued - to BICO                              -         -          -     27,500           -            -       27,500
    Net loss                                             -         -          -          -           -     (497,628)    (497,628)
                                                -------------------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -     27,500   1,505,280     (577,628)   1,065,872
  Jan. 1 to Dec. 31, 1991 (various dates)
    First Private Placement                        768,000     7,680          -          -     376,320            -      384,000
    Second Private Placement                     3,948,250    39,482          -          -   3,896,468            -    3,935,950
  December 31, 1991 - common stock subscribed
    62,500 shares at $ 1                                 -         -        625          -      61,875            -       62,500
  Warrants issued - to BICO                              -         -          -     19,085           -            -       19,085
  Net loss                                               -         -          -          -           -   (3,650,203)  (3,650,203)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625     46,585   5,839,943   (4,227,831)   1,817,204
  Jan. 1 to Sep. 30, 1992 (various dates)
    Second Private Placement                       986,750     9,868          -          -     976,883            -      986,751
    Third Private Placement                          7,212        72          -          -      25,170            -       25,242
    Fourth Private Placement                       120,000     1,200          -          -     418,800            -      420,000
  Jan. 1992 - Exchange of debt for share of stk    235,000     2,350          -          -     232,650            -      235,000
  Jan. 1992 - Common stk subscriptions recieved     62,500       625       (625)         -           -            -            0
  Net loss                                               -         -          -          -           -   (2,846,584)  (2,846,584)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -     46,585   7,493,446   (7,074,415)     637,613
  Sep. 30, 1992 to Oct. 31,1992(various dates)
    Fourth Private Placement                       180,000     1,800          -          -     628,200            -      630,000
  June 1993 thru July 1993 warrants exercised       25,000       250          -     (3,770)     28,520            -       25,000
  Net loss                                               -         -          -          -           -   (3,763,101)  (3,763,101)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -     42,815   8,150,166  (10,837,516)  (2,470,488)
  Oct. 1, 1993 to Sep. 30, 1994(various dates)
    Registered Stock                               230,961     2,309          -          -     783,936            -      786,245
  Consulting service in exchange for stock           7,200        72          -          -      25,128            -       25,200
  Treasury Stock purchase                          (10,000)     (100)         -          -      (4,900)     (30,000)     (35,000)
  Treasury Stock sale                               10,000       100          -          -      34,900            -       35,000
  Nov. 1993 thru Aug. 1994 warrants exercised      105,000     1,050          -     (2,500)     38,950            -       37,500
  June 1994 Private Placement subject to Reg. S     91,667       917          -          -     287,834            -      288,751
  Net Loss                                               -         -          -          -           -   (5,145,081)  (5,145,081)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -     40,315   9,316,014  (16,012,597)  (6,477,873)
  Consulting service in exchange for stock          17,500       175          -          -      61,075            -       61,250
  May 1995 Exchange of debt for shrs of stk      3,000,000    30,000          -          -  10,470,000            -   10,500,000
  Oct. 1994 thru Sep. 1995 warrants exercised       29,512       295          -          -       9,771            -       10,066
  Warrant extensions                                     -         -          -  4,650,000           -            -    4,650,000
  Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -          -   1,497,114            -    1,501,492
 July 12, 1995, unregistered stock to BICO       1,200,000    12,000          -          -   4,188,000            -    4,200,000
 Net Loss                                                -         -          -          -           -  (10,361,514) (10,361,514)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          -  4,690,315  25,541,974  (26,374,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -          -      34,900            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -          -      17,450            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -          -      27,440            -       28,000
 Warrant extensions                                      -         -          -  7,644,033           -            -    7,644,033
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -          -   1,361,047            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,021,823)  (9,021,823)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 12,334,348  26,982,811  (35,395,934)   4,151,286
 Warrant extensions                                      -         -             5,593,875           -            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -          -     (94,230)           -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051  $229,791 $-        $17,928,223 $26,888,581 $(41,960,771)  $3,085,824
                                                ==================== ========== ==========  ==========  ============ ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 1997    September 30, 1996  September 30, 1995  September 30, 1997
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $ (6,564,837)        $  (9,021,823)      $(10,361,514)       $ (41,930,771)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                    13,613                13,373             10,022               55,938
  Stock issued in exchange for services           -                     52,500             61,250              138,950
  Stk issued for License & Marketing Agreement    -                     -                  -                    80,000
  Warrant extensions                           5,593,875             7,644,033          4,650,000           17,887,908
  Inventory deposit - BICO                        -                     -              (1,000,000)          (1,000,000)
  (Increase) decrease in prepaid expenses            615                   469              1,210              (13,698)
  Increase (decrease) in payable due to BICO      -                 (1,287,012)         4,688,494           10,500,000
  Increase (decrease) in accounts payable        (10,662)               (9,730)           (32,432)               9,433
  Increase (decrease) in accrued liabilities      12,457                (6,614)            (4,667)              12,986

                                            -------------        -------------      -------------        -------------
Net cash used in operating activities           (954,939)           (2,614,804)        (1,987,637)         (14,259,254)

Cash flows from investing activities:
  Purchase of property and equipment              -                     (7,005)           (23,496)            (279,413)
                                            -------------        -------------      -------------        -------------
Net cash used in investing activities             -                     (7,005)           (23,496)            (279,413)

Cash flows from financing activities:
  Advances to BICO                            (1,814,292)           (3,143,864)            -                (4,109,861)
  Repayment of advances to BICO                3,591,489             1,366,667             -                 4,676,447
  Proceeds from issuance of common stock         (94,500)            1,365,155          1,501,492           10,968,334
  Proceeds from issuance of common stk to BICO    -                     -               4,200,000            4,200,000
  Proceeds from warrants exercised                -                     28,000             10,066              118,066
  Proceeds from treasury stock                    -                     -                  -                   (35,000)
  Proceeds from Regulation S                      -                     -                  -                   288,751
  Proceeds from issuance of notes payable         -                     -                  -                   303,000
                                            -------------       --------------       ------------        --------------
Net cash provided by fin. activities           1,682,697              (384,042)         5,711,558           16,409,737
                                            -------------       --------------       ------------        --------------
Net increase (decrease) in cash and cash equiv.  727,758            (3,005,851)         3,700,425            1,871,070
Cash and cash equivalents at beg of period     1,143,312             4,149,163            448,738               -
                                            ------------        --------------       ------------       --------------
Cash and cash equivalents at end of period  $  1,871,070        $    1,143,312       $  4,149,163       $    1,871,070
                                            ============        ==============       ============       ==============

The accompanying notes are an integral part of this statement.

                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1997




NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

1.   ORGANIZATION

     Diasense, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owned approximately 52% of the stock of the Company at September 30, 1997. The Company and BICO are currently developing a Noninvasive Glucose Sensor (Sensor), which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. The Company plans to market the Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations.

     The consolidated financial statements include the accounts of Diasense UK LTD. a 100% owned subsidiary of Diasense as of September 30, 1997. All significant intercompany accounts and transactions have been elimated.

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

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

6.   NET LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average number of common shares outstanding which amounted to 22,979,125, 22,983,654 and 19,304,266 for the years ended
     September 30, 1997, September 30, 1996 and September 30, 1995 respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive

     For the period from July 5, 1989 (inception) to September 30, 1997, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 1997 amounted to 17,986,154.

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

10.  COMMON STOCK WARRANTS

     The Company recognizes cost, if any, on warrants granted based upon the excess of the market price of the underlying shares of common stock as of the warrant grant date over the warrant exercise price. Had the Company adopted the fair value based accounting method for recognizing stock-based compensation (as

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

10.  COMMON STOCK WARRANTS (Continued)

     permitted by Financial Accounting Standard No. 123) its reported net losses (utilizing the Black-Scholes method of valuation) would have been approximately $7,279,510 for the twelve months ended September 30, 1997, and approximately $15,371,524 for the year ended September 30, 1996. Net loss per share under the fair value based accounting method would have been approximately $.32 for the twelve months ended September 30, 1997, and approximately $.69 for the year ended September 30, 1996.

NOTE B - OPERATIONS

     The Company is developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of the Company to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. The Company has no other commercial products and is dependent on the successful development of the Sensor technology. The Company is selling shares of its common stock pursuant to an offering with the SEC which became effective July 19, 1993. Any funds generated by the Company through the sale of its common stock and any repayment of funds due from Bico would be used to finance its operations.

     The Company is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

     The Company has incurred significant losses and negative cash flows from operations from inception through September 30, 1997 and has a significant accumulated deficit as of September 30, 1997, raising substantial doubt about its ability to continue as a going concern. The Company has financed its losses and its research and development program, which is temporarily suspended, primarily from the sale of the Company's common stock through private placements. Management believes that its available cash resources, including funds it reasonably expects to be raised by the Company or its affiliates will be sufficient to fund its operations through the year ended September 30, 1998.

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

     In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could not continue as currently contemplated. BICO's ability to successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect Diasense's business and profitability. BICO has experienced, and continues to experience, substantial losses and financial difficulties. The consolidated financial statements for BICO for the year ended December 31, 1996 included disclosures which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO has a net loss for the nine month period ended September 30, 1997 of $17,017,137 (unaudited) and for the fiscal year ended December 31, 1996 of $22,395,703, compared to a net loss for the fiscal year ended December 31, 1995 of $29,420,345. As of December 31, 1996, and September 30, 1997, BICO's accumulated deficit was $88,616,059 and $105,633,196 (unaudited) respectively.

     In the past, BICO has financed its own operations from proceeds generated from private and public sales of its securities, the issuance of debt in the form of convertible debentures and from funds paid by Diasense to BICO for research and development of the Noninvasive Glucose Sensor. The failure of BICO to continue to exist as a going concern would have a material adverse effect on Diasense's business and ability to continue operations.

     If BICO does not continue as a going concern, Diasense would need to rely on other arrangements to develop and manufacture the Sensor or to perform that work itself. There can be no assurance that Diasense would be able to find acceptable alternatives, negotiate acceptable collaborative arrangements with any alternative organizations, or to perform the work itself.

NOTE C - OTHER INCOME

     Other income for the years ending September 30, 1997, 1996 and 1995 consists of $10,471, $90,555 and $62,811 of interest income and $42,528, $42,528 and $40,295 of rental income for their respective periods. The total rental income for the year ended September 30, 1997, 1996 and 1995 was from BICO for office space under a lease which expires April 30, 1998.

NOTE D - INCOME TAXES

     As of September 30, 1997, the Company has available approximately $21,800,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2011. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2010.

     The Company has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, the fair market value of Warrant Extensions have been recorded and expensed for financial statement purposes in the amount of $17,882,908 as of September 30, 1997. For tax purposes, warrant expenses are not recognized until the warrants are exercised.

     The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

     The  following  is a summary of the composition of the  Company's
     deferred   tax  asset  and  associated  valuation  allowance   at
     September 30, 1997 and 1996:

                                         1997         1996
                                      -----------  -----------
           Net Operating Loss          $7,412,000   $7,038,000
           Warrant Expense              6,080,189    4,179,971
           Patent Amortization            697,285      645,007
           Tax Credit Carry Forward       700,000      700,000
                                      -----------  -----------
                                       14,889,474   12,562,978
           Valuation Allowance        (14,889,474) (12,562,978)
                                      -----------  -----------
           Net Deferred Tax Asset              $0           $0
                                      ===========  ===========

     The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                                     Increase
                                        Deferred        in
                                          Tax        Valuation
                                        Benefit      Allowance   Net
                                       -----------  -----------  ---
     Year Ended September 30, 1997     $(2,326,496)  $2,326,496   $0
     Year Ended September 30, 1996     $(3,000,971)  $3,000,971   $0
     Year Ended September 30, 1995     $(3,877,527)  $3,877,527   $0
     Year Ended September 30, 1994     $(1,872,557)  $1,872,557   $0
     From July 5, 1989 (inception)
       through September 30, 1997     $(14,889,474) $14,889,474   $0

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

     Research and Development Agreement

     Under a January 1992 agreement effective April 1992, the Company is to pay BICO $100,000 for indirect costs per month, plus all direct costs for the research and development of the Sensor. This agreement replaced a previous agreement dated May 14, 1991 under which Diasense had been paying BICO $50,000 for indirect costs per month, plus all direct costs for the design and development activities. The term of the agreement expires in 2007. Under the terms of this agreement, BICO billed the Company for the years ended September 30, 1997, 1996 and 1995 and, for the period from July 5, 1989 (Inception) through September 30, 1997 in amounts of $0, $0, $4,387,882 and $14,860,667, respectively. In
     July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement, pending FDA review of the Sensor.

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

2.   INTERCOMPANY ACTIVITY

     For the fiscal year ended September 30, 1997, 1996 and 1995, net intercompany charges by the Company to BICO and its subsidiaries were $129,960, $5,558 and $301,413. During the year ended September 30, 1996 the Company had net intercompany charges and cash advances (non-interest bearing) to BICO amounting to $1,777,197. During the year ended September 30, 1997 all of these advances were repaid.

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

2.   EMPLOYMENT AGREEMENTS

     Diasense has entered into agreements with Fred E. Cooper and David L. Purdy pursuant to which they receive annual salaries of $150,000 and $100,000 from Diasense, respectively, both of which are subject to review and adjustment annually. The initial term of the Agreements with Mr. Cooper and Mr. Purdy expires on
     October 31, 1999, but continue thereafter for an additional three-year period unless either party gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) of the outstanding shares of common stock of the Company immediately after the change in control.

3.   INVENTORY DEPOSIT

     The Company has advanced $1,000,000 to BICO for purchases of the Diasensor 1000. The classification and realization of this asset is dependent upon achieving sufficient production and sales of the Diasensor 1000 and BICO's ability to continue as a going concern.

4.   LITIGATION

     A class action lawsuit has been filed against the Company, along with BICO and BICO's individual directors. The suit alleges various violations of Federal securities laws on behalf of certain BICO shareholders. The companies have filed a Motion to Dismiss the suit to which the plantiffs have responded with a motion in opposition, neither of which have been ruled upon by the court. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

5.   PENNSYLVANIA SECURITIES COMMISSION

     The Pennsylvania Securities Commission is conducting a private investigation of Diasense and BICO in connection with the sale of securities. To date, no findings have been communicated to the Company; no order has been issued; and no administrative action has commenced.

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

     In July, 1993, the Company commenced a public offering, which is continuing. As of September 30, 1997, an aggregate of 1,062,460 shares had been issued with proceeds to the Company of
     $3,558,392. Of that total, 230,961 shares with net proceeds of 786,245 were issued in fiscal 1994; 437,768 shares with net proceeds of $1,501,492 were issued in fiscal 1995; 410,731 shares with net proceeds of $1,365,155 were sold in fiscal 1996; 10,000 shares were issued for consulting services at a charge to operations of $35,000 in fiscal 1996; and 27,000 shares were reimbursed with net repayment of $94,500 in fiscal 1997.

     The Company issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, 5,000 shares in fiscal 1996 and none in fiscal 1997. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in the Company's public offering.

     Common Stock Warrants

     At September 30, 1997, the Company has reserved 7,476,513 shares of the Company's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants on 4,853,250 shares were issued to directors, officers, and employees for meritorious service, employment contracts, and personal guarantees on Company indebtedness. Also, warrants on 2,223,263 shares were issued to consultants and medical advisers and on 400,000 shares to individuals for personal guarantees on Company loans The per share exercise price for 4,055,000 shares is $.50, for 2,286,763 shares is $1.00 and for 1,134,750 shares is $3.50.
     The fiscal years in which warrants expire are as follows:

          Warrant Expiration Year       Number of Shares
          -----------------------       ----------------
                    1997                          10,000
                    1998                       1,763,000
                    1999                       3,085,013
                    2000                       2,178,750
                    2001                         439,750
                                          --------------
                                               7,476,513
                                          ==============


     The following is a summary of warrant transactions during fiscal years ended September 30,

                                     1997       1996       1995       1994       1993
                                  ---------  ---------  ---------  ---------  ---------
Outstanding beginning of year     7,533,263  7,077,213  6,891,525  6,871,525  6,946,525

Granted during the year              59,000    743,250    265,200    125,000          0

Canceled during the year           (115,750)  (231,200)   (50,000)         0    (50,000)

Exercised during the years at
prices ranging from $.1875 to
$1.00 per share                           0    (56,000)   (29,512)  (105,000)   (25,000)

Outstanding, and eligible for     ---------  ---------  ---------  ---------   ---------
exercise.                         7,476,513  7,533,263  7,077,213  6,891,525   6,871,525
                                  =========  =========  =========  =========   =========

     During the period October 1, 1996 through September 30, 1997, the Company extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,236,550 were originally granted at an exercise price of $1.00 per share and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50, which is the price at which the common stock has been sold in the Company's public offering; there is currently no trading market for the common stock. The Company recorded $5,593,875 against operations, which is the difference between the assumed value and warrant share price times the number of warrant shares extended.

     During the period October 1, 1995 through September 30, 1996, the Company extended the exercise date of warrants to purchase 2,556,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 49,213 and 2,507,000 shares were originally granted at an exercise price of $1.00 and $.50 per share, resepectively, and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50, which is the price at which the common stock has been sold in the Company's public offering; there is currently no trading market for the common stock. The Company recorded $7,644,033 against operations, which is the difference between the assumed value and warrant share price times the number of warrant shares extended.

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

     In 1990, the Company granted warrants to purchase 800,000 shares of common stock at an exercise price of $.50 per share to eight current or former directors or officers of the Company or BICO who personally guaranteed the payment of a lease obligation to the bank for the premises occupied by BICO at the 300 Indian Springs Road location. The Company also granted warrants to purchase 100,000 shares of common stock each to an individual and his company at an exercise price of $.50 per share for personally guaranteeing the payment of an obligation related to the purchase
     of  equipment  by  BICO.   In  addition,  the   Company   granted
     warrants  to purchase 100,000  shares  of  common  stock  for
     services  performed   by consultants  at an exercise price of $.50.
     The Company recorded an estimated value of these warrants at $27,500 which was charged to operations.

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

Cash paid for interest and income taxes were as follows:

                                                                  From July 5, 1989
                 September 30,  September 30,   September 30,     (inception) through
                     1997           1996            1995          September 30,1997
                 ------------   ------------    ------------      -------------------

    Interest Paid          $0         $1,575          $3,459                  $10,529
                 ============   ============    ============      ===================
Income Taxes Paid          $0             $0              $0                       $0
                 ============   ============    ============      ===================