Form 10-Q
period 1997-12-31
DIASENSE INC /PA/
filed 1998-02-13
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended               December 31, 1997
                                             -----------------
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

         As of December 31, 1997, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

                                 DIASENSE, INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                        December 31,  September 30,
               ASSETS                       1997          1997
                                        (Unaudited)      (Note)
                                        -----------    -----------
Current assets
  Cash and cash equivalents             $ 1,087,606    $ 1,871,070
  Due from BICO                             521,981         -
  Notes receivable - related parties        125,000         -
  Interest receivable - related parties       1,558         -
  Inventory deposit - BICO                1,000,000      1,000,000
  Prepaid expenses                            7,940         13,698
                                        -----------    -----------
               Total current assets       2,744,085      2,884,768

Property and equipment - at cost
  Building and improvements                 236,663        236,663
  Furniture and fixtures                     42,750         42,750
                                        -----------    -----------
                                            279,413        279,413
  Less accumulated depreciation              59,334         55,938
                                        ------------   -----------
                                            220,079        223,475
                                        -----------    -----------
               TOTAL ASSETS             $ 2,964,164    $ 3,108,243
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $     8,313    $     9,433
  Other accrued liabilities                  12,956         12,986
                                        -----------    -----------
               Total current liabilities     21,269         22,419


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Dec. 31, 1997 and
  22,979,051 at Sep. 30, 1997               229,801        229,791
  Additional paid-in capital             26,892,071     26,888,581
  Warrants                               17,953,223     17,928,223
  Deficit accumulated during the
  development stage                     (42,132,200)   (41,960,771)
                                        -----------    -----------
                                          2,942,895      3,085,824
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $ 2,964,164    $ 3,108,243
                                        ===========    ===========
[FN]
Note: The Balance Sheet at September 30, 1997 has been derived from audited financial statement at that date.

See notes to the financial statement.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 1997       December 31, 1996     December 31, 1997
                                     --------------------     ------------------    -----------------
Research and development expenses    $        -               $       -            $  10,556,405

General and administrative expenses         168,212                 316,726           11,416,513

Warrant extensions                           25,000               1,572,000           17,912,908

Technology and patent rights acquired         -                       -                2,650,000

Interest expense                              _                       -                   10,529

Other income                                (21,783)                (16,325)            (481,560)

Other expense                                -                        -                   37,405
                                      --------------          -------------        --------------
  Net loss                            $    (171,429)          $  (1,872,401)       $ (42,102,200)
                                      ==============          ==============       ==============
Net loss per common share             $       (0.01)          $       (0.08)       $       (2.43)
                                     ===============          ==============       ==============

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                         For the                 For the            From July 5, 1989
                                                     three months ended      three months ended     (Inception) through
                                                     December 31, 1997       December 31, 1996      December 31, 1997
                                                     ------------------      ------------------     ----------------
Cash flows from operating activities:
Net loss                                             $      (171,429)        $     (1,872,401)      $    (42,102,200)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                           3,396                    3,427                 59,334
        Stock issued in exchange for services                  -                        -                    138,950
        Stock issued for License and Marketing Agreement       -                        -                     80,000
        Warrant extensions                                    25,000                1,572,000             17,912,908
        Inventory Deposit - BICO                               -                        -                 (1,000,000)
        (Increase) decrease in prepaid expenses                5,758                    4,079                 (7,940)
        Increase in payable due to BICO                        -                        -                 10,500,000
        Increase (decrease) in accounts payable               (1,120)                  (1,409)                 8,313
        Increase (decrease) in accrued liabilites                (30)                      54                 12,956
                                                     ------------------      ------------------     ------------------
             Net cash used in operating activities          (138,425)                (294,250)           (14,397,679)

 Cash flows from investing activities:
   Purchase of property and equipment                          -                        -                   (279,413)
   Increase in Notes Receivable                             (125,000)                   -                   (125,000)
   Increase in Interest Receivable                            (1,558)                   -                     (1,558)
                                                     ------------------      ------------------     ------------------
      Net cash used in investing activities                 (126,558)                   -                   (405,971)

Cash flows from financing activities:
   Advances to BICO                                       (1,649,070)                (698,798)            (5,758,931)
   Repayment of advances to BICO                           1,127,089                  726,164              5,803,536
   Proceeds from issuance of common stock                      -                      (94,500)            10,968,334
   Proceeds from issuance of common stock to BICO              3,500                    -                  4,203,500
   Proceeds from warrants exercised                            -                        -                    118,066
   Proceeds from treasury stock                                -                        -                    (35,000)
   Proceeds from Regulation S                                  -                        -                    288,751
   Proceeds from issuance of notes payable                     -                        -                    303,000
                                                     ------------------      ------------------     ------------------
      Net cash provided by financing activities             (518,481)                 (67,134)             15,891,256
                                                     ------------------      ------------------     ------------------
      Net increase (decrease) in cash & equivalents         (783,464)                (361,384)              1,087,606
      Cash and cash equivalents at beg. of period          1,871,070                1,143,312                  -
                                                     ------------------      ------------------     ------------------

      Cash and cash equivalents at end of period     $     1,087,606         $        781,928       $       1,087,606
                                                     ==================      ==================     ==================

See notes to the financial statements.

                     DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of December 31, 1997. Diasense is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,979,150 and 22,974,349 for the periods ended December 31, 1997 and December 31, 1996, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

          From July 5, 1989 (inception) to December 31, 1997, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 18,170,753 for the period from July 5, 1989 (inception) to December 31, 1997.

                  DIASENSE, INC.

NOTE D - Stockholders' Equity

      During the three months ended December 31, 1997, the company sold 1,000 shares of its common stock pursuant to its registration statement dated July 19, 1993 as amended.

       In  addition,  the exercise date was  extended  on  a
warrant to purchase 10,000 shares of common stock to a former consultant. The warrant was originally granted at an exercise price of $1.00 per share and extended at the same price. The fair market value of the stock when the extension was granted was $3.50. Diasense Inc. recorded a $25,000 expense for the difference between the fair market value and the warrant price times the number of shares.


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

      Cash decreased from $1,871,070 at September 30, 1997, to $1,087,606 at December 31, 1997. This decrease was primarily attributable to the Company's $138,425 net cash flow used by operations and $521,981 net advances to BICO.

Results of Operations

           There were no research and development expenses during the three month period ended December 31, 1997 and 1996 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and Administrative expenses decreased during the first quarter from $316,726 for the three month period ended December 31, 1996 to $168,212 for the three month period ended December 31, 1997. The decrease was primarily due to reductions in administrative overhead.

      Other income during the first quarter increased from $16,325 for the three month period ended December 31, 1996 to $21,783 for the three month period ended December 31, 1997. This increase was due to the Company having higher cash reserves to invest for the period ending December 31, 1997 than during the period ending December 31, 1996.

         PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
          None.

Item 2.        Changes in Securities
          None.

Item 3.        Defaults Upon Senior Securities
          None.

Item 4.        Submission of Matters to a Vote of Security
Holders
          None.

Item 5.        Other Information
          None.

Item 6.        Reports on Form 8-K
          None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of February, 1998.


                              DIASENSE, INC.

                              By /s/ Fred E. Cooper
					   -------------------------
                                 Fred E. Cooper
                                 President and Director(principal
                                 executive officer, principal financial
                                 officer and principal accounting
                                 officer)