Form 10-K/A
period 1997-09-30
DIASENSE INC /PA/
filed 1998-05-15
CIK 895650

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

YEAR 2000 ISSUE

The Year 2000 issue results from problems which arise in connection with the use of computer programs written for two digits, rather than four digits, to indicate the applicable year. Programs written with a two-digit indicator for the year may misinterpret "00" as the year 1900, instead of the year 2000. Such a misinterpretation could result in a disruption in normal business activities.

Based on its assessments, the Company has determined that it will not be required to replace significant portions of its software to continue normal operations and activities past December 31, 1999. Management currently believes that any modifications necessary will be insignificant in scope and expense. Management plans to have any necessary changes implemented prior to the end of 1999, when such modifications will become necessary. The Company's assessment of the Year 2000 issue is based on management's current best estimates, and are based upon assumptions of future events, including the efforts of its suppliers, payors, vendors and other third parties to address this issue. There can be no assurance that management's assessment that the Company's Year 2000 Issue is insignificant is correct.

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

(3) Incorporated by reference from Exhibit with this title filed with the Company's Amendment No. 2 to Form S-1 at 33-82796 filed November 22, 1995.

Conformed Copy SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of December 1997.

                                   DIASENSE, INC.

                                   By:    /s/ Fred E. Cooper
                                   --------------------------
                                   Fred E. Cooper, President

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

    No amounts are due pursuant to the R&D Agreement which have not been recorded, and no adjustments will be made retroactively or cumulatively if and when billings resume. Management believes that billings may resume, based on negotiations between both companies, after the Diasensor
    1000 is approved for marketing.

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

3.   INVENTORY DEPOSIT

     The Company has advanced $1,000,000 to BICO for purchases of the Diasensor 1000. The classification and realization of this asset is dependent upon achieving sufficient production and sales of the Diasensor 1000 and BICO's ability to continue as a going concern. These advances are expected to be realized within the fiscal year ending September 30, 1998 through purchases of salable inventory from Biocontrol.

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