Form 10-Q
period 1998-03-31
DIASENSE INC /PA/
filed 1998-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended               March 31, 1998
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

         As of March 31, 1998, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

                                 DIASENSE, INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                         March 31,   September 30,
               ASSETS                       1998          1997
                                        (Unaudited)      (Note)
                                        -----------    -----------
Current assets
  Cash and cash equivalents             $    24,986    $ 1,871,070
  Due from BICO                           1,477,896         -
  Notes receivable - related parties        125,000         -
  Interest receivable - related parties       3,225         -
  Inventory deposit - BICO                1,000,000      1,000,000
  Prepaid expenses                            5,018         13,698
                                        -----------    -----------
               Total current assets       2,636,125      2,884,768

Property and equipment - at cost
  Building and improvements                 236,663        236,663
  Furniture and fixtures                     42,750         42,750
                                        -----------    -----------
                                            279,413        279,413
  Less accumulated depreciation              62,729         55,938
                                        ------------   -----------
                                            216,684        223,475
                                        -----------    -----------
               TOTAL ASSETS             $ 2,852,809    $ 3,108,243
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $    31,872    $     9,433
  Other accrued liabilities                  12,966         12,986
                                        -----------    -----------
               Total current liabilities     44,838         22,419


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Mar. 31, 1998 and
  22,979,051 at Sep. 30, 1997               229,801        229,791
  Additional paid-in capital             26,892,071     26,888,581
  Warrants                               17,953,223     17,928,223
  Deficit accumulated during the
  development stage                     (42,267,124)   (41,960,771)
                                        -----------    -----------
                                          2,807,971      3,085,824
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $ 2,852,809    $ 3,108,243
                                        ===========    ===========
[FN]
Note: The Balance Sheet at September 30, 1997 has been derived from audited financial statement at that date.

See notes to the financial statement.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              1998             1997              1998             1997       March 31, 1998
                                            -------------------------        --------------------------  -------------------
Research and development expenses        $        -       $      -       $        -        $      -       $ 10,556,405

General and administrative expenses            303,946        633,642          141,234         316,916      11,557,747

Warrant extensions                              25,000      5,287,000              -         3,715,000      17,912,908

Technology and patent rights acquired           13,080            -              7,580            -          2,657,580

Interest expense                                  -               -                -              -             10,529

Other income                                   (35,673)       (29,335)         (13,890)       (13,010)       (495,450)

Other expense                                     -               -                -              -             37,405
					    --------------------------	    --------------------------   -------------------
         Net loss                         $   (306,353)  $ (5,891,307)    $ (  134,924)  $ (4,018,906)   $ (42,237,124)
                                            ===========    ===========      ===========    ===========   ===================
Net loss per common share                   $    (0.01)  $      (0.26)    $      (0.01)  $      (0.17)   $       (2.30)
                                            ===========    ===========      ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                       For the six months ended   For the three months ended  From July 5,1989
                                                              March 31,                     March 31,         (Inception) thru
                                                        1998          1997            1998          1997        March 31, 1998
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities
  Net Loss                                          $   (306,353)  $ (5,891,307)  $  (134,924) $(4,018,906)   $(42,237,124)
  Adjustments to reconcile net loss to net
   cash used by operating activites:
    Depreciation                                           6,791          6,823         3,395        3,396          62,729
    Stock in exchange for services                          -              -             -            -           138,950
    Stock issued for License and Marketing Agreement        -              -             -            -            80,000
    Warrent extensions                                    25,000      5,287,000           -      3,715,000      17,912,908
    Inventory Deposit-BICO                                  -              -             -            -        (1,000,000)
    Decrease in prepaid expenses                           8,680          8,505         2,922        4,426          (5,018)
    Increase in payable due to BICO                         -              -             -            -        10,500,000
    Increase in accounts payable                          22,439         17,780        23,559       19,189          31,872
    Decrease in accrued liabilities                          (20)           (20)           10          (74)         12,966
                                                      ------------ ------------  ------------  ------------  ----------------
    Net cash (used) in operating activities             (243,463)      (571,219)     (105,038)    (276,969)    (14,502,717)

Cash flows from investing activities:
 Purchase of property and equipment                         -              -              -              -        (279,413)
 Note Receivable			                (125,000)          -	       -              -        (125,000)
 Interest Receivable                                      (3,225)          -           (1,667)           -          (3,225)
                                                      ------------ ------------  ------------  -------------  ------------
    Net cash used in investing activities               (128,225)          -           (1,667)           -        (407,638)

Cash flows from financing activities:
 Advances to BICO                                     (2,724,903)    (1,521,551)   (1,075,833)    (822,753)     (6,834,764)
 Repayment of advances to BICO                         1,247,007      1,119,461       119,918      393,297       5,923,454
 Proceeds from issuance of common stock                    3,500        (94,500)          -             -       10,968,334
 Proceeds from issuance of common stock to BICO             -              -              -             -        4,203,500
 Proceeds from warrants exercised                           -              -              -             -          118,066
 Proceeds from treasury stock                               -              -              -             -          (35,000)
 Proceeds from Regulation S                                 -              -              -             -          288,751
 Proceeds from issuance of notes payable                    -              -              -             -          303,000
                                                   --------------  -------------- ------------- ------------  -------------
   Net cash provided by financing activities          (1,474,396)       496,590       (955,915)   (429,456)     14,935,341
                                                   --------------  -------------- ------------- ------------  -------------
   Net increase (decrease) in cash and cash equiv.    (1,846,084)    (1,067,809)    (1,062,620)   (706,425)        24,986
   Cash and cash equivalents at beginning of period    1,871,070      1,143,312      1,087,606     781,928           -
                                                   --------------  -------------- ------------- ------------  -------------
   Cash and cash equivalents at end of period         $   24,986   $     75,503   $     24,986  $   75,503   $     24,986
                                                   ==============  ============== ============= ============  =============

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

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of March 31, 1998. Diasense is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,980,051 and 22,979,199 for the periods ended March 31, 1998 and March 31, 1997, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

           From July 5, 1989 (inception) to March 31, 1998, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 18,344,701 for the period from July 5, 1989 (inception) to March 31, 1998.

                       DIASENSE, INC.

NOTE D - Legal Proceedings

During the last quarter, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office; the Company is currently in the process of copying documents for production in response to such subpoenas. The class action suit which names the Company as a defendant remains in the pre-trial pleading stage pursuant to consent of all the parties.

 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

      Cash decreased from $1,871,070 at September 30, 1997, to $24,986 at March 31, 1998. This decrease was primarily attributable to the Company's $243,463 net cash flow used by operations and $1,477,896 net advances to BICO.

Results of Operations

           There were no research and development expenses during the six month period ended March 31, 1998 and 1997 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and Administrative expenses decreased during the second quarter from $316,916 for the three month period ended March 31, 1997 to $141,234 for the three month period ended March 31, 1998 and decreased from $633,642 for the six month period ended March 31, 1997 to $303,946 for the six month period ended March 31, 1998. The decrease was primarily due to reductions in administrative staff along with administrative overhead.

      Other income during the second quarter increased from $13,010 for the three month period ended March 31, 1997 to $13,890 for the three month period ended March 31, 1998 and increased from $29,335 for the six month period ended March 31, 1997 to $35,673 for the six month period ended March 31, 1998. This increase was due to the Company having higher cash reserves to invest for the period ending March 31, 1998 than during the period ending March 31, 1997.

                PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security
          Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K
          None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 1998.


                              DIASENSE, INC.

                              By /s/ Fred E. Cooper
                              ------------------------------
                              Fred E. Cooper
                                President and Director
                               (principal executive officer,
                                principal financial officer and principal
                                accounting officer)