Form 10-Q
period 1998-06-30
DIASENSE INC /PA/
filed 1998-08-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For Quarter Ended               June 30, 1998
                                             -----------------
             Commission file number          33-56574
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

         As of June 30, 1998, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

                                 DIASENSE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                         June 30,     September 30,
               ASSETS                      1998          1997
                                        (Unaudited)      (Note)
                                        -----------    -----------
Current assets
  Cash and cash equivalents             $       130    $ 1,871,070
  Due from BICO                           1,388,072         -
  Notes receivable - related parties        125,000         -
  Interest receivable - related parties       3,225         -
  Prepaid expenses                            2,064         13,698
                                        -----------    -----------
               Total current assets       1,518,491      1,884,768

Property and equipment - at cost
  Building and improvements                 236,663        236,663
  Furniture and fixtures                     42,750         42,750
                                        -----------    -----------
                                            279,413        279,413
  Less accumulated depreciation              66,125         55,938
                                        ------------   -----------
                                            213,288        223,475
                                        -----------    -----------
Other assets
  Deposit on inventory                    1,000,000      1,000,000
                                        -----------    -----------

               TOTAL ASSETS             $ 2,731,779    $ 3,108,243
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $    18,467    $     9,433
  Other accrued liabilities                  54,916         12,986
                                        -----------    -----------
           Total current liabilities         73,383         22,419

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Jun. 30, 1998 and
  22,979,051 at Sep. 30, 1997               229,801        229,791
  Additional paid-in capital             26,892,071     26,888,581
  Warrants                               19,823,223     17,928,223
  Deficit accumulated during the
  development stage                     (44,286,699)   (41,960,771)
                                        -----------    -----------
                                          2,658,396      3,085,824
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $ 2,731,779    $ 3,108,243
                                        ===========    ===========
[FN]
Note: The Balance Sheet at September 30, 1997 has been derived from audited financial statement at that date.

See notes to the financial statement.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                     June 30,                          June 30,         (inception) through
                                              1998             1997              1998             1997       June 30, 1998
                                            -------------------------        --------------------------  -------------------
Research and development expenses        $        -       $      -       $        -        $      -       $ 10,556,405

General and administrative expenses            464,152        846,417          160,206         212,775      11,712,453

Warrant extensions                           1,895,000      5,586,375        1,870,000         299,375      19,782,908

Technology and patent rights acquired           13,080            -                -              -          2,663,080

Interest expense                                  -               -                -              -             10,529

Other income                                   (46,304)       (40,019)         (10,631)       (10,684)       (506,081)

Other expense                                     -               -                -              -             37,405
					    --------------------------	    --------------------------   -------------------
         Net loss                         $ (2,325,928)  $ (6,392,773)    $ (2,019,575)  $   (501,466)   $(44,256,699)
                                            ===========    ===========      ===========    ===========   ===================
Net loss per common share                   $    (0.10)  $      (0.28)    $      (0.09)  $      (0.02)   $      (2.39)
                                            ===========    ===========      ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                       For the nine months ended   For the three months ended  From July 5,1989
                                                              June 30,                     June 30,            (Inception) thru
                                                        1998          1997            1998          1997        June 30, 1998
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities
  Net Loss                                        $  (2,325,928)  $(6,392,773)  $  (2,019,575) $   (501,466)   $  (44,256,699)
  Adjustments to reconcile net loss to net
   cash used by operating activites:
    Depreciation                                         10,187        10,218          3,396         3,395            66,125
    Stock in exchange for services                          -              -             -            -              138,950
    Stock issued for License and Marketing Agreement        -              -             -            -               80,000
    Warrent extensions                                1,895,000     5,586,375      1,870,000       299,375        19,782,908
    Inventory Deposit-BICO                                  -              -             -            -           (1,000,000)
    Decrease (Increase) in prepaid expenses              11,634          (546)         2,954        (9,051)           (2,064)
    Increase in payable due to BICO                         -              -             -            -           10,500,000
    Increase (Decrease) in accounts payable               9,034        10,007        (13,405)       (7,773)           18,467
    Decrease in accrued liabilities                      41,930        24,913         41,950        24,933            54,916
                                                      ------------ ------------  ------------  ------------  ----------------
    Net cash (used) in operating activities            (358,143)     (761,806)      (114,680)     (190,587)      (14,617,397)

Cash flows from investing activities:
Purchase of property and equipment                           -             -             -             -            (279,413)
 Note Receivable			               (125,000)           -	         -             -            (125,000)
 Interest Receivable                                     (3,225)           -             -             -              (3,225)
                                                      ------------ ------------  ------------  -------------  ---------------
    Net cash (used) in investing activities            (128,225)           -             -             -            (407,638)

Cash flows from financing activities:
 Advances to BICO                                    (2,780,531)    (1,625,646)      (55,628)     (104,095)       (6,890,392)
 Repayment of advances to BICO                        1,392,459      1,348,240       145,452       228,779         6,068,906
 Proceeds from issuance of common stock                   3,500        (94,500)          -             -          10,971,834
 Proceeds from issuance of common stock to BICO             -              -             -             -           4,200,000
 Proceeds from warrants exercised                           -              -             -             -             118,066
 Proceeds from treasury stock                               -              -             -             -             (35,000)
 Proceeds from Regulation S                                 -              -             -             -             288,751
 Proceeds from issuance of notes payable                    -              -             -             -             303,000
                                                   --------------  -------------- ------------- ------------  ---------------
   Net cash provided by financing activities          (1,384,572)      (371,906)       89,824      124,684        15,025,165
                                                   --------------  -------------- ------------- ------------  ---------------
   Net increase (decrease) in cash and cash equiv.    (1,870,940)    (1,133,712)      (24,856)     (65,903)              130
   Cash and cash equivalents at beginning of period    1,871,070      1,143,312        24,986       75,503                 -
                                                   --------------  -------------- ------------- ------------  ---------------
   Cash and cash equivalents at end of period         $      130   $      9,600   $       130   $    9,600   $           130
                                                   ==============  ============== ============= ============  ===============

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

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO).  BICO  owns 52% of the stock of the Company  as  of
June 30, 1998.   Diasense  is  currently  developing  a
noninvasive glucose sensor (Sensor).  The sensor  would  use
electromagnetic   technology  to   measure blood without
requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,981,773 and 22,979,150 for the periods ended June 30, 1998 and June 30, 1997, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

          From July 5, 1989 (inception) to June 30, 1998, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 18,508,961 for the period from July 5, 1989 (inception) to June 30, 1998.

                       DIASENSE, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D - Legal Proceedings

     During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys'office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company has provided documents for such requests. The class action lawsuit which names the Company and certain officers and directors as defendants is pending in the U.S. District Court for the Western District of Pennsylvania. The action has been certified as a class action, and remains in the pre-trial pleading stage pursuant to consent of all the parties.



 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows

Liquidity and Capital Resources

      Cash decreased from $1,871,070 at September 30, 1997, to $130 at June 30, 1998. This decrease was primarily attributable to the Company's $358,143 net cash flow used by operations and $1,388,072 net advances to BICO.

Results of Operations

      There were no research and development expenses during the nine month period ended June 30, 1998 and 1997 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and Administrative expenses decreased during the third quarter from $212,775 for the three month period ended June 30, 1997 to $160,206 for the three month period ended June 30, 1998 and decreased from $846,417 for the nine month period ended June 30, 1997 to $464,152 for the nine month period ended June 30, 1998. The decrease was primarily due to continued reductions in administrative staff along with administrative overhead.

      Other income during the third quarter decreased from $10,684 for the three month period ended June 30, 1997 to $10,631 for the three month period ended June 30, 1998 and increased from $40,019 for the nine month period ended June 30, 1997 to $46,304 for the nine month period ended June 30, 1998. Other income is primarily rental income received from leasing office space to BICO. The fluctuations are the results of interest earned from investments during each period.

                PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K
          None.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 1998.


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