Form 10-K
DIASENSE INC /PA/
filed 1998-12-30
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Fiscal Year Ended 09/30/98    Commission File Number 0-26504

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of November 30, 1998:

Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of November 30, 1998, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of November 30, 1998, no shares of Preferred Stock were outstanding.

Exhibit index is located on page 27.

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

The Company's business is the development, marketing and manufacture of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor" or the "Sensor") for use by diabetics. During Fiscal 1998, the Company continued to focus its efforts on the Noninvasive Glucose Sensor. Diasense owns the patent, marketing and distribution rights to the Sensor. BICO has the exclusive rights to the research and development and manufacture of the Sensor (See, "Intercompany Agreements"). Where applicable, Diasense and BICO will be referred to herein as "the Companies".

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


Description of Business

Devel pment of the Noninvasive Glucose Sensor

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

On January 6, 1994, BICO submitted its initial 510(k) Notification to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensorr 1000. The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed predicated devices. Such information is required by the FDA before market approval can be granted. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials prior to marketing the Diasensorr 1000. BICO and Diasense announced that they remained committed to bringing the Diasensorr 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

The Diasensorr 1000 is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensorr 1000 uses internal algorithms to calculate a glucose measurement.

Since the Diasensorr 1000 will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in a calibration center under a physician's direction. This feature may limit the marketability of the Diasensorr 1000, and, if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

Due to continued delays of the FDA approval process, which are summarized below, and while continuing to work with the FDA and conduct its mandated testing, the Companies have also focused their efforts on obtaining approval to market the Diasensorr 1000 overseas. The Companies have obtained a "CE" mark, and initial orders have been obtained in Europe. In connection with obtaining a CE mark, the Companies have undergone a series of audits and have been certified as manufacturers and marketers in Europe.

In 1998, BICO, as designer and manufacturer of the device, was awarded for ISO certification by TUV Rheinland, a company authorized to conduct such audits, which was contracted to perform a "conformity assessment" of BICO's quality system. BICO was awarded International Organization for Standardization ("ISO") Certification to the 9001 standard, evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. Once the ISO 9001 certification was approved, BICO received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits the Companies to sell the Diasensorr and other medical products in Europe.

With regard to marketing the device within the United States, the Companies continue to work with the FDA to obtain approval. A revised 510(k) Notification was submitted in October, 1996, and was followed by continued discussions with the FDA. During 1997 and 1998, the Company continued to meet with the FDA, and established a protocol for in-home testing of the Diasensorr 1000, which is continuing. Due to the Company's cash flow problems during 1998, testing did not proceed at the pace originally anticipated, and completion of the testing has been delayed. As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the studies will be completed, the next 510(k) Notification will be submitted, or when the FDA will complete its review of such Notification.

Although the Company's research and development team continues to have discussions with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, and the slowed pace of the Company's testing, it is impossible for the Company to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensorr 1000 in the United States. The Companies are continuing their efforts to develop software with a more "universal" algorithm, which can be used by a larger population. After introduction of the Diasensorr 1000, BICO plans to finalize the development of the Diasensorr 2000 which may contain more complex software, allowing glucose measurements from many individuals to be performed with one instrument. The Diasensorr 2000 may be subject to the same regulatory testing and approval process as was required for the Diasensorr 1000.

Diasense is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasense plans to market the Noninvasive Glucose Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations to aid in the marketing and distribution of the Noninvasive Glucose Sensor. Although many factors may cause a change in management's current estimate, the Company believes that the sales price of the Diasensorr 1000 at this time will range from approximately $7950 to approximately $8500. Such price may be set at a level which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1997 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who require and benefit from frequent glucose monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.

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

Foreign Subsidiaries

In  connection  with  its office in London, Diasense  has  formed
Diasense   U.K.  Limited.   Operations  of  this  subsidiary   is
currently limited to the employment of part-time consultants to take orders for the Diasensorr 1000.

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

Manufacturing

Production and inventory buildup of the Diasensorr 1000 is expected to continue. Manufacturing of the Diasensorr 1000 for sale in the U.S. will not begin without FDA approval. BICO will act as Diasense's exclusive manufacturer of production units of the Noninvasive Glucose Sensor for fifteen years (See,
"Manufacturing Agreement"). Pursuant to the Manufacturing Agreement, BICO will manufacture units of the Noninvasive Glucose Sensor for sale to Diasense at its manufacturing facility in Indiana, PA, although BICO may use various subcontractors to provide certain components. The Companies plan to have the optics, software, electronics and other mechanical components supplied to BICO for assembly on a coordinated basis with BICO's production schedule. After manufacturing is underway, BICO does not expect to maintain significant inventories and, as a result, backlogs may occur from time to time.

In September 1992, BICO entered into a 10-year lease with the Indiana County Board of Commissioners for a 22,500 square foot facility located in Indiana, PA, which will be used by BICO for the assembly of production units of the Noninvasive Glucose Sensor. During 1994, 1995 and 1996, BICO renovated the facility and ordered the required capital equipment and machinery necessary for assembly operations. BICO plans to spend approximately $5 million on such renovations and equipment purchases. In addition, during 1995, BICO obtained an additional 45,500 square feet of manufacturing space, which is being completed for manufacturing. In 1998, BICO vacated this additional space to its lessor in return for the lessor's agreement not to pursue legal action against BICO for nonpayment of rent.

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

As of November, 1998, a total of five patents have been issued, all of which have been assigned to Diasense, and additional patents are pending. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

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

The Company has filed for trademark protection for the term "Diasensorr 1000", which is intended for use in connection with the Diasensorr models; such filing will remain pending until the first production unit is shipped. The Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.


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

At this time, the Company estimates that the anticipated selling price of the Diasensorr 1000 will range from $7950 to $8500, depending upon the country in which it is sold and other factors; such estimate is subject to change as the FDA process continues. Such price will be a factor in the Company's ability to compete with other available technology.

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

Rio Grande, formerly associated with Sandia, is affiliated with the University of New Mexico, continues to develop its noninvasive glucose sensor based on infrared spectroscopy and using near-infrared light. To the best knowledge of the Company, no submission have been made to the FDA in connection with this device. CME, a Canadian company is developing a device which claims to measure glucose noninvasively via a finger receptacle. Testing has been conducted in Canada and the U.S.; however, no approval has been received to sell the device in Canada, and no FDA submission has been made to date. Cygnus has disclosed that it is developing a "GlucoWatch", which it claims periodically directs an electrical current into the diabetic in order to monitor glucose levels. Cygnus, has not yet submitted its device for FDA scrutiny and, to the best of the Companies' knowledge, must complete additional clinical trials prior to applying for FDA approval to market the device. Cygnus' latest reports indicate that its plans make a submission for FDA approval have been further delayed. TCPI recently announced that it began clinical studies of its system to correlate interstitial glucose fluid data with various blood glucose; although TCPI claims that its technology is noninvasive, it utilizes electronic charges to penetrate the skin and draw fluid from the body. SpectRX, which is funded by Abbott Laboratories, also uses lasers to penetrate the skin and measure interstitial fluids; like the TCPI device, it claims to be noninvasive; however, body fluids are drawn from the body via lasers.

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

The 510(k) Notification filed by the Company for the Diasensorr 1000 indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an the existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensorr 1000, should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre-market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasense could begin manufacturing and marketing the product.

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

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensorr 2000, or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO's manufacturing processes and maintenance of certain records.
Because the FDA approval process has been subject to several delays, the Companies have focused efforts on obtaining approval to sell its device in Europe (SEE, "The Company and its Business").


Human Resources

Diasense   had   no  full-time  employees  until  January   1992.
Presently,  Diasense  has  two  full-time  employees.    Diasense
employs consultants in its London office. Diasense believes that, if and when FDA approval is obtained for the Noninvasive Glucose Sensor, or manufacturing and marketing begins, it will employ approximately 48 persons on a full-time or part-time basis in the United States, and approximately sixteen persons in each foreign office. Diasense's success will depend upon the efforts of its key management personnel, the departure of any of whom may adversely affect Diasense's business. None of the Company's employees are represented by a collective bargaining unit, and Diasense considers its relations with its employees to be excellent.


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


Item 2. Properties

In  April  1992,  Diasense purchased an  office  condominium  for
$190,000.   The  office,  which consists  of  approximately  4600
square feet, is located at 2275 Swallow Hill Road, Building 2500,
2nd  Floor,  Pittsburgh,  PA  15220.   Diasense's  administrative
offices are located in such office, and BICO leases a portion of the office at a monthly rental amount of $3,544 plus one-half of
the   utilities   (See,   "Certain  Relationships   and   Related
Transactions"). In December 1998, the Company entered into an agreement to sell its office condiminium for $175,000 and lease it back at a monthly rental of $5,750 per month for a five year term.

As of November 1998, Diasense has an office in London, England for the purpose of taking orders for the Diasensorr 1000.

The  Company  believes  that  its  existing  facilities  will  be
sufficient  to  meet its needs through Fiscal 1999.   Should  the
Company require additional space, the Company believes such space will be available at reasonable commercial rates.

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

In May 1996, the Company, along with BICO and BICO's individual directors, including David Purdy and Fred Cooper, who are also officers and directors of Diasense, was served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. The action is pending in federal district court for the Western District of Pennsylvania, and remains in the pre-trial pleadings stage with the consent of all parties. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

In April, 1998, the Company was served with a subpoena requesting documents in connection with an investigation by the U.S. Attorneys' office for the Western District of Pennsylvania. The Company has submitted various scientific, financial and contractual documents in response to such requests.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                             PART II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

Diasense was incorporated in the Commonwealth of Pennsylvania on July 5, 1989. Diasense has the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of November 30, 1998, 22,980,051 shares of common stock were outstanding. No shares of Preferred Stock are outstanding. As of November 30, 1998, there were currently exercisable warrants outstanding to purchase 6,676,513 shares of the common stock of Diasense at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through November 1, 2003.

As  of  November  30,  1998, the Company  had  approximately  610 holders of record for its common stock and no holders of record for its preferred stock.

Diasense is not currently listed on any stock exchange or market. The Company currently acts as its own registrar and transfer agent for its common stock and its warrants. Currently, there is no established public trading market for the Company's common stock.

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

Warrants

As of November 30, 1998 there were outstanding warrants, all of which are currently exercisable, to purchase 6,676,513 shares of common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates ranging from April 24, 1999 to November 1, 2003. During Fiscal 1998, no warrants were granted. The warrants were issued to directors, officers and employees of Diasense and to certain other persons for certain goods and services transferred or rendered to Diasense and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. The warrants may not be redeemed by Diasense prior to the expiration thereof.

Employment Agreement Provisions Related to Changes in Control

Diasense has entered into agreements (the "Agreements") with Fred
E. Cooper and David L. Purdy pursuant to which they receive annual salaries of $100,000, and $50,000 from Diasense, respectively, all of which are subject to review and adjustment annually. As of the end of Fiscal 1998, such annual salaries had been increased to $247,000 and $100,000 respectively, although, due to the Company's cash flow problems, full payment was not made. The initial term of Messrs. Cooper's and Purdy's Agreements expire on October 31, 1999, but the Agreements continue thereafter for additional three-year periods unless any party gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) of the outstanding shares of common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements: (i) when 20% or more of Diasense's outstanding voting stock is acquired by any person,
(ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "Employment Agreements").

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from the Company's audited consolidated financial statements. These financial statements have been audited by Thompson Dugan, P.C. for the twelve-month periods ended September 30, 1998, 1997, 1996, 1995 and 1994, the reports of each of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements of the Company and related notes thereto included elsewhere in this report.



                       12 mos.    12 mos.     12 mos.      12 mos.     12 mos.
                       Ended      Ended       Ended        Ended       Ended
                       9/30       9/30        9/30         9/30        9/30
                       1998       1997        1996         1995        1994
 R&D            $     -0-    $    -0-     $    -0-     $ 3,487,882  $ 2,807,508
 Expenses

 General &
 Administrative
 Expenses       $   669,764  $ 1,023,961  $ 1,509,298  $ 2,323,279  $ 2,388,854

 Warrant
 Extensions     $    25,000  $ 5,593,875  $ 7,644,033  $ 4,650,000  $    -0-

 Net Loss      ($ 2,914,329) $(6,564,837)($ 9,021,823)($10,361,514)($ 5,145,081)

 Total Assets   $   292,322  $ 3,108,243  $ 4,171,910  $ 5,407,401  $   694,712

 Total
 Liabilities    $    92,327  $    22,419  $    20,624  $ 1,323,980  $ 7,172,585

 Working Capital
 (Deficit)     ($    44,724) $ 2,862,349  $ 3,914,198  $ 3,839,965 ($ 6,707,855)

 Accumulated   ($44,875,100)($41,960,771)($35,395,934)($26,374,111)($16,012,597)
 Deficit

 Net Loss
 Per Common       ($ .13)      ($ .29)      ($ .39)      ($ .54)      ($ .29)
 Share

 Cash Dividends
 Per Share:     $    -0-     $    -0-     $    -0-     $    -0-     $    -0-
 Common


Item   7.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations.

Diasense  operates  on  a  fiscal  year  ended  September   30th.
Therefore, years are referred to as Fiscal years; for example, the year from October 1, 1997 through September 30, 1998 is referred to as Fiscal 1998.

Forward-Looking Statements

In addition to Part I of this Form 10-K, the Management's Discussion and Analysis section also contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

Diasense's cash balance at September 30,1998 was $41,811, a decrease from the balance at September 30, 1997 of $1,181,070 and at September 30, 1996 of $1,143,312. The decrease occurred because the Company did not raise additional capital during Fiscal 1998, and continues in a research and development mode, with no income generated from operations. Also $1,197,433 net advances to BICO in 1998. As a result, the Company experienced significant cash flow problems during Fiscal
1998. The prior years' fluctuations in Diasense's cash balances were primarily attributable to several placements of common stock, which generated $5,701,492; and $1,365,155 in net proceeds for the Company in Fiscal 1995, and Fiscal 1996; respectively. No warrants to purchase common stock were exercised during Fiscal 1996, 1997 or 1998.

Diasense had negative working capital of ($44,724) at September 30, 1998, as compared to positive working capital of $2,862,349 at September 30, 1997, and $3,914,198 at September 30, 1996.
This fluctuation in working capital was primarily attributable to funds raised from sales of its stock, with no sales of stock or other capital-raising activities during Fiscal 1998, and from a decrease in accrued amounts due to BICO under the Research and Development Agreement, which resulted when BICO accepted 3,000,000 shares of Diasense common stock at an assigned value of $3.50 per share in exchange for $10,500,000 in amounts due during Fiscal 1995.

In July 1995, BICO and Diasense agreed to suspend billings, accruals and payments due pursuant to the R&D Agreement pending the FDA's review of the Diasensorr 1000. The suspension continued during Fiscal 1998; no amounts are due or being accrued pursuant to the R&D Agreement.

During  Fiscal  1998,  the Company made allowances  for  doubtful accounts, including amounts owed to the Company from BICO.  These
allowances  were  recorded  based  upon  the  current   financial
position of BICO.

Diasense   has   entered   into   employment   agreements    (the
"Agreements") with Fred E. Cooper and David L. Purdy effective November 1, 1994, pursuant to which they will receive annual salaries of $100,000 and $50,000, respectively, which are subject to review and adjustment annually.  As of the end of Fiscal 1998, such annual salaries had been increased to $247,000 and $100,000, respectively, although, due to the Company's cash flow problems, such  amounts  were not paid during Fiscal 1998 (See,  "Executive
Compensation").   The initial term of the Agreements  expires  on
October 31, 1999, and the Agreements are subject to review, adjustment and renewal. In the event of a change in control of the Company, as defined in the Agreements, and termination of employment, continuation of salaries at 100%, which decreases to
25%  over time, are payable in addition to the issuance of  stock as set forth in the Agreements. The Agreements also provide for severance and disability benefits under certain circumstances
(See,"    DIRECTORS   AND   EXECUTIVE   OFFICERS   -   Employment
Agreements"). As of September 30, 1998, Mr. Cooper and Mr. Purdy had voluntarily deferred payment of $24,625 and $20,833, respectively, of their wages which had been earned.


Based on Diasense's available cash, the ability of Diasense and its affiliates to raise capital, its rate of monthly expenditures and the deferrals agreed upon by Diasense and BICO, Diasense believes that it will be able to continue its current activities for a limited time. If Diasense is not able to obtain additional financing or if such additional financing is insufficient, Diasense will be required to cease operations and the development of the Noninvasive Glucose Sensor altogether.

Accordingly, Diasense may be required to seek substantial additional financing from third parties to complete the development of the Noninvasive Glucose Sensor, to obtain FDA approval to market the Noninvasive Glucose Sensor and to provide for its general working capital requirements during that time period. There can be no assurance that such additional financing will be available or available on terms acceptable to Diasense. Moreover, certain demands on liquidity, such as technological, regulatory or legal problems, could cause Diasense's liquidity to be further burdened. Diasense does not currently have any additional sources of liquidity or working capital, including bank lines of credit, etc. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, although no assurance can be made that the Noninvasive Glucose Sensor will be successfully developed, manufactured, marketed or commercially viable.

Results of Operations

During Fiscal 1998, 1997 and 1996, research and development expenses were $0 as compared to $3,487,882 in Fiscal 1995. This decrease was due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the R&D Agreement (See, "Liquidity and Capital Resources").

General and administrative expenses aggregated $669,764 during Fiscal 1998, as compared to $1,023,961 during Fiscal 1997, and $1,509,298 during Fiscal 1996. This decrease was due primarily to the suspension of billings pursuant to the R&D Agreement, and the reduction in personnel due to the Company's cash flow problems.

Other income aggregated $62,914 in Fiscal 1998, as compared to $52,999 in Fiscal 1997, and $133,083 in Fiscal 1996. Other
income is comprised of interest income and rental income; rental income averages approximately $42,000 per year (all of which was paid by BICO to Diasense), and the balance of other income is from interest earned on deposits of liquid assets.

During Fiscal 1998, 1997, and 1996, the Company extended 10,000; 2,236,550; and 2,556,213 warrants, respectively, which were originally granted to certain officers, directors, employees and consultants in 1990 through 1992, until 1998 through 2000, respectively. Because the exercise price of such warrants ($1.00 or $.50 per share) was lower than the market price of the common stock at the time of the extensions (which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock), $25,000 was charged to operations in Fiscal 1998; $5,593,875 was charged to operations in Fiscal 1997, and $7,644,033 was charged to operations in Fiscal 1996.

During Fiscal 1998, the Company charged $2,282,479 to a provision for doubtful accounts, reflecting amounts due to the Company from BICO, due to BICO's current financial position.

Income Taxes

As of September 30, 1998, the Company had approximately $24,700,000 in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2012. The Company also has federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2012.

Supplemental Financial Information (unaudited)

In December 1998, the Company entered into an agreement to sell its office condominium for $175,000 and lease it back at a monthly rental of $5,750 per month for a five year term.

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements appear on pages F-1 through F-21 of this report.

Item  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

None.

                            PART III

Item 10. Directors and Executive Officers

The directors and executive officers of the Company are as follows:

             Name              Age    Director    Positions  Held
                                      Since

        David L. Purdy         70      1989      Chairman of the Board,
                                                 Chief Scientist
        Fred E. Cooper         53      1989      President,
                                                 CEO, Director
        Anthony J. Feola       51      1991      Director


DAVID  L.  PURDY,  70,  is the Chairman of the  Board  and  Chief
Scientist of the Company. Mr. Purdy has been a director since the Company's inception and became Chairman of the Board in October 1992. Mr. Purdy acted as the Company's Treasurer from its inception until October 1992, when he became its Chief Scientist. Mr. Purdy has been employed primarily as the President of BICO from 1972 to the present. Mr. Purdy is currently the President, Chairman of the Board and a director of BICO. Mr. Purdy currently devotes approximately 40% of his time to Diasense, and 60% of his time to BICO and its subsidiaries.

FRED E. COOPER, 53, has been the President and a director of the Company since its inception. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. Mr. Cooper is the Chief Executive Officer and a director of BICO. Mr. Cooper currently devotes approximately 40% of his time to Diasense and 60% to BICO and its subsidiaries.

ANTHONY J. FEOLA, 51, has been a director of the Company since February 1991. In addition, Mr. Feola served as the Company's Chief Operating Officer until April 1994, when he rejoined BICO as its Senior Vice President. At that time, BICO assumed Mr. Feola's employment contract with Diasense. Mr. Feola also served as the Company's Vice President of Marketing and Sales from December 1991 until October 1992. Until January 1, 1992, he was BICO's Vice President of Marketing and Sales. Prior to joining BICO in November, 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh, PA and a National Sales Manager for Westinghouse Corporation, also in Pittsburgh, PA. He also serves as a director of BICO.


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




Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the Fiscal Years ended September 30, 1998, 1997 and 1996 of those persons who were, at September 30, 1998: (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").


             SUMMARY COMPENSATION TABLE

                 Annual Compensation                          Long-Term              All Other
                                                              Compension (1)         Compensation
                                                                                     ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other ($)   Awards
Principal                                                      Warrants
Position                                                       (number of
                                                               shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          1998  $ 173,875    $ 0         $ 0            0                       $ 0
Cooper,          1997  $ 150,000    $ 0         $ 0            363,500(3)              $ 0
CEO (4)          1996  $ 150,000    $ 0         $ 0            478,545(3)              $ 0
-----------------------------------------------------------------------------------------------
David L.         1998  $  91,667    $ 0         $ 0            0                       $ 0
Purdy            1997  $  87,500    $ 0         $ 0            0                       $ 0
Chief Scientist  1996  $ 100,000    $ 0         $ 0            600,000(3)              $ 0
(5)
-----------------------------------------------------------------------------------------------


(1) The Company does not currently have a Long-Term Incentive Plan ("LTIP"), and no payouts were made pursuant to any LTIP during the years 1998, 1997 or 1996. Except as noted in Note (3) below, the Named Executives were awarded warrants to purchase the number of shares of the Company's common stock set forth in the table above in each of the years noted (See, "Certain Relationships and Related Transactions"). The Company has no retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees.

(2) During the years ended September 30, 1998, 1997 and 1996, the Named Executives received medical benefits under the Company's group insurance policy.

(3) During Fiscal 1996 and Fiscal 1997, the Company extended warrants previously issued to the Named Executives which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes because at the time of the extension, the exercise price of the warrants (which remained unchanged) was less than the "market price" of the common stock, which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock.

(4) Due to the Company's cash flow problems, Mr. Cooper's full salary was not paid during Fiscal 1998. Mr. Cooper will be paid salary and bonuses aggregating approximately $371,052, $442,000, and $426,000 by BICO and its other subsidiaries during calendar years 1998, 1997 and 1996, respectively.

(5) Due to the Company's cash flow problems, Mr. Purdy's full salary was not paid during Fiscal 1998. During Fiscal 1997, Mr. Purdy waived part of his $100,000 salary, and voluntarily decreased his annual salary in BICO. Mr. Purdy will be paid salary and bonuses aggregating approximately $83,470, $154,000, and $300,000 by BICO during calendar years 1998, 1997, and 1996, respectively.

          Option/Warrant/SAR Grants in Last Fiscal Year

No options, warrants or SARs were granted or extended to the Named Executives during Fiscal 1998.

    AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
       AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                                            Number of
                                            Securities         Value of
                                            Underlying         Unexercised
                                            Unexercised        In-the-Money
               Shares                       Options/SARs       Options/SARs
               Acquired on                  at FY-End (#)      at FY-End ($)
               Exercise     Value           Exercisable/       Exercisable/
    Name       (#)(1)(2)    Realized($)(3)  Unexercisable(4)   Unexercisable(5)

 Fred E. Cooper   -0-           -0-           1,180,045(6)         $3,358,385

 David L.
 Purdy            -0-           -0-             950,000(7)         $2,850,000
 _________________

(1) This figure represents the number of shares of common stock acquired by each Named Executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 1998, neither of the Named Executives exercised any warrants to purchase common stock.

(3) The value realized of the warrants exercised would be computed by determining the spread between the market value of the underlying securities at the time of exercise minus the exercise price of the option or warrant. For purposes of this calculation, the "market price" was determined to be $3.50 per share, the price per share in the Company's previous public offering, although there is currently no market for the Company's common stock.

(4) All warrants held by the Named Executives are currently exercisable.

(5) The value of unexercised warrants was computed by subtracting the exercise price of the outstanding warrants from $3.50 per share, the price per share in the Company's current public offering, although there is currently no market for the Company's common stock.

(6) Includes warrants to purchase: 238,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1999); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29,
     1999); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 1999); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999); and 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27, 2000).

(7) Includes warrants to purchase: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1999); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29,
     1999); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 1999).

Employment Agreements

Diasense has entered into employment agreements (the "Agreements") with Fred E. Cooper and David L. Purdy effective November 1, 1994, pursuant to which they will receive annual salaries of $100,000 and $50,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1998, such annual salaries had been increased to $247,000, and $100,000, respectively, although, due to the Company's cash flow problems, full payment was not made during Fiscal 1998. The initial term of the Agreements expires on October 31, 1999, but continue thereafter for additional three-year terms unless any of the parties give proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasense, Diasense is required to issue to Messrs. Cooper and Purdy shares of common stock equal to five percent (5%) of the outstanding shares of the common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements (i) when 20% or more of Diasense's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasense's directors are not Continuing Directors (as defined in the Agreement), or
(iii) when a controlling influence over the management or policies of Diasense is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Biocontrol             11,975,000         52.1%      11,975,000       52.1%
Technology, Inc.
300 Indian Springs Rd.
Indiana, PA  15701

David  L.  Purdy (5)       32,000            *          982,000(6)     4.1%
300 Indian Springs Road
Indiana, PA 15701

Fred  E.  Cooper           22,000            *        1,202,045(7)     5.0%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola           20,000            *          820,000(8)     3.4%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

All directors and          74,000            *        3,004,045(9)    11.5%
executive officers
as a group (4 persons)

* Less than one percent
________________________


(1) Excludes currently exercisable warrants and options set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants and options, as a percentage of the total number of shares of common stock outstanding as of September 30, 1998, which was 22,980,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 1998. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 1998 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5)  Does  not  include shares held solely by Mr. Purdy's  spouse
     or   adult   child.   Mr.  Purdy  disclaims  any  beneficial
     interest to shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1999); 300,000 shares of common stock at $.50 per share until March 25, 1996(extended until March 25, 1999); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1999); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 1999).

(7)  Includes  currently  exercisable warrants  to  purchase  the following: 238,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1999); 100,000 shares of common stock at $.50 per share until June 29, 1995 (extended until June 29, 1999); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7,
     1999); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 1999); and 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27, 2000).

(8)  Includes  currently  exercisable warrants  to  purchase  the following: 100,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 1999); 100,000 shares of common stock at $.50 per share until October 23, 1995 (extended until October 23, 2000); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 1999); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 1999).

(9) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

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

David L. Purdy, Chairman of the Board, Chief Scientist and a director of the Company, is a director of the BICO and Coraflex Boards. He is also the Chairman of the Board, President and
Treasurer of BICO, and the Chairman and the President and Treasurer of Coraflex. Fred E. Cooper, President and a director of the Company, is a director of the BICO, Coraflex, and Petrol Rem Boards. He is also the CEO and Executive Vice President of BICO. Anthony J. Feola, a director, is also a director on the BICO, Coraflex, and Petrol Rem Boards. He is also the Senior Vice President of BICO.

Leases and Property

In April 1992, Diasense acquired an office condominium in Pittsburgh, PA (See, "Properties"). BICO moved its Pittsburgh offices to the Diasense office condominium and pays Diasense rent in the amount of $3,544 per month plus one-half of the utilities.

Three of the Company's current executive officers and/or directors and three former directors of the Company are members of the eight-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased BICO's real estate in Indiana, PA, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. The cost of the property to BICO was $1,084,852. The property was sold to the Partnership subject to the leaseback provision and outstanding liens for approximately $800,000; BICO received approximately $403,000 in cash as a result of the sale-leaseback. The sale price was determined by First West Virginia Bank. Each member of the Partnership received warrants in consideration of their personal guarantees. The six members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Gary R. Keeling, Jack H. Onorato, Richard M. Erenberg and C. Terry Adkins, each received warrants to purchase 100,000 shares of BICO's common stock at an exercise price of $.33 per share until June 29, 1995 (which were extended until June 29, 1999), and warrants to purchase 100,000 shares of Diasense's common stock at an exercise price of $.50 per share until June 29, 1995 (extended until June 29, 1999). The warrant exercise prices were equal to the market prices of the common stock at the time of issuance. Mr. Keeling, who was not a director at the time of the transaction, joined the board in October 1991, became a Vice President in October 1992, and resigned from both positions in
August, 1997. Mr. Adkins, who was not a director at the time of the transaction joined the board in March 1992 and became a Vice President in October 1992; Mr.Adkins resigned as an officer and director during Fiscal 1998. Mr. Onorato, who was not a director at the time of the transaction, was a director until September 1992 when he became a director of BICO until April 1994. Mr. Erenberg, who was not a director at the time of the transaction, was a director until April 1993.

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

Warrants

During Fiscal 1996 through Fiscal 1998, Diasense did not issue any warrants to purchase common stock to officers or directors.


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


(a)  Consolidated Financial Statements                                     Page

     Report of Independent Accountants Thompson Dugan, P.C.                 F-1

     Consolidated  Balance  Sheets as  of  September  30,  1998;
     September 30, 1997                                                     F-3

     Consolidated  Statements of Operations For  the  Fiscal
     Years Ended September 30, 1998, 1997, 1996; and July 5,
     1989 (inception) through September 30, 1998                            F-4

     Consolidated  Statements  of Changes  in  Stockholders'
     Equity  for the Fiscal Years Ended September 30,  1998,
     1997, 1996, 1995, 1994; 1993; 1992; the 12 months ended
     December  31,  1991,  1990,  and  from  July  5,   1989
     (inception) through December 31, 1989                                  F-5

     Consolidated  Statements of Cash Flows for  the  Fiscal
     Years Ended September 30, 1998, 1997, 1996; and July 5,
     1989 (inception) through September 30, 1998                            F-6

     Notes  to Consolidated Financial Statements for the  Fiscal
     Year Ended September 30, 1998                                          F-7

2.   Exhibits
(a)  Reports on Form 8-K

     The  Company filed a Form 8-K report dated August 28,  1998.
     The  items  listed were Item 6, Resignation of  Registrant's
     Directors; and Item 7(c), Exhibits.


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

      3.1 Articles of Incorporation of Diasense, Inc., as amended

      3.2      Amended and Restated Bylaws of Diasense, Inc.

      4.1      Form of Specimen Common Stock Certificate of
               Diasense, Inc.

     10.1      Purchase Agreement dated as of November 18,  1991
               between Diasense, Inc. and Biocontrol Technology, Inc.

     10.2 Manufacturing Agreement dated as of January 20, 1992, between Diasense,Inc. and Biocontrol Technology, Inc.

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

    10.11(2)   Letter of Resignation of director  C.  Terry Adkins

(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-82796.
(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.



Conformed Copy
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of December 1998

                                   DIASENSE, INC.

                                   By:    /s/ Fred E. Cooper
                                          Fred E. Cooper, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                     Date

/s/ David L. Purdy         Chairman of          December 30,1998
David L. Purdy             the Board;
                           Chief Scientist

/s/ Fred E. Cooper         President and        December 30, 1998
Fred E. Cooper             Director
                          (principal executive
                           officer, principal
                           financial officer, and
                           principal accounting
                           officer)

/s/ Anthony J. Feola       Director             December 30, 1998
Anthony J. Feola
                         THOMPSON DUGAN
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                       Pinebridge Commons
                     1580 McLaughlin Run Rd.
                      Pittsburgh, PA 15241



       Report of Independent Certified Public Accountants



Independent Auditors' Report

Board of Directors
Diasense, Inc.

     We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998, and for the period from July 5, 1989 (inception) through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasense, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, and for the period from July 5, 1989 (inception) through September 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes B and E to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 1998 and from July 5, 1989 (inception) through September 30, 1998, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

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



December 30, 1998

                                 Diasense, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                          September 30,  September 30,
                ASSETS                        1998          1997
                                           -----------    -----------
Current assets
  Cash and cash equivalents (note A)       $    41,811    $ 1,871,070
  Prepaid expenses                               5,792         13,698
  Due from BICO (note A and E)                   -          1,000,000
                                           -----------    -----------
               Total current assets             47,603      2,884,768

Property and equipment-at cost(notes A,C and J)
  Building and improvements                    222,296        236,663
  Furniture and fixtures                        42,750         42,750
                                           -----------    -----------
                                               265,046        279,413
  Less accumulated depreciation                 69,553         55,938
                                           -----------    -----------
                                               195,493        223,475
                                           -----------    -----------
Other assets
  Due from BICO(notes A and E)               2,197,433          -
  Notes receivable-related parties(note E)     125,000          -
  Interest receivable-related parties(note E)    9,272          -
  Allowance for doubtful account(note E)    (2,282,479)         -
                                           -----------    -----------
                                             49,226          -
                                           -----------    -----------
                                           $   292,322    $ 3,108,243
                                           ===========    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                         $    23,606    $     9,433
  Accrued payroll and withholdings              68,721         12,986
                                           -----------    -----------
              Total current liabilities         92,327         22,419

Commitments and Contingencies (notes B and F)

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sep. 30, 1998 and
  22,979,051 at Sep. 30, 1997                  229,801        229,791
  Additional paid-in capital                26,892,071     26,888,581
  Warrants                                  17,953,223     17,928,223
  Deficit accumulated during the
  development stage                        (44,875,100)   (41,960,771)
                                           -----------    -----------
                                               199,995      3,085,824
            TOTAL LIABILITIES AND          -----------    -----------
                  STOCKHOLDERS' EQUITY     $   292,322    $ 3,108,243
                                           ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 1998    September 30,1997  September 30, 1996  September 30, 1998
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
notes A, E, and F)                      $        -              $    -                $    -              $   10,556,405

General and administrative expenses             669,764            1,023,961             1,509,298            11,918,065

Provision for doubtful account(note E)        2,282,479              -                     -                   2,282,479

Warrant extensions (note G)                      25,000            5,593,875             7,644,033            17,912,908

Technology and patent rights acquired (note E)     -                   -                    -                  2,650,000

Interest expense                                   -                   -                     1,575                10,529

Other income - (note C)                         (62,914)             (52,999)             (133,083)             (522,691)

Other expense                                       -                 -                     -                     37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $  (2,914,329)       $  (6,564,837)        $ (9,021,823)       $  (44,845,100)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $       (0.13)       $       (0.29)        $      (0.39)       $        (2.40)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note G)

       For the period July 5, 1989 (inception) through September 30, 1998

                                                                                                          Deficit     Total
                                                                                                        Accumulated   Stock-
                                                                      Common                 Additional  During the   Holders'
                                                    Common Stock       Stock                 Paid-in    Development   equity
                                                   Shares   Amount   Subscribed   Warrants   Capital       Stage     (Deficit)
                                                -------------------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in connection with
    obtaining License and Marketing Agreement    8,000,000  $ 80,000         $-          - $         - $          -   $   80,000
  Aug. 21 through Dec. 31, 1989 (various dates)
     First Private Placement                       656,000     6,560          -          -     321,440            -      328,000
  Sep. 29, 1989 - Issuance of stk in connection
    with patent rights acquired by BICO          1,040,000    10,400          -          -     509,600            -      520,000
  Net loss                                               -         -          -          -           -      (80,000)     (80,000)
                                                -------------------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -          -     831,040      (80,000)     848,000
  Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -          -     607,600            -      620,000
  May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
      Exchange of debt for shares of stock         136,000     1,360          -          -      66,640            -       68,000
  Warrants issued - to BICO                              -         -          -     27,500           -            -       27,500
    Net loss                                             -         -          -          -           -     (497,628)    (497,628)
                                                -------------------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -     27,500   1,505,280     (577,628)   1,065,872
  Jan. 1 to Dec. 31, 1991 (various dates)
    First Private Placement                        768,000     7,680          -          -     376,320            -      384,000
    Second Private Placement                     3,948,250    39,482          -          -   3,896,468            -    3,935,950
  December 31, 1991 - common stock subscribed
    62,500 shares at $ 1                                 -         -        625          -      61,875            -       62,500
  Warrants issued - to BICO                              -         -          -     19,085           -            -       19,085
  Net loss                                               -         -          -          -           -   (3,650,203)  (3,650,203)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625     46,585   5,839,943   (4,227,831)   1,817,204
  Jan. 1 to Sep. 30, 1992 (various dates)
    Second Private Placement                       986,750     9,868          -          -     976,883            -      986,751
    Third Private Placement                          7,212        72          -          -      25,170            -       25,242
    Fourth Private Placement                       120,000     1,200          -          -     418,800            -      420,000
  Jan. 1992 - Exchange of debt for share of stk    235,000     2,350          -          -     232,650            -      235,000
  Jan. 1992 - Common stk subscriptions recieved     62,500       625       (625)         -           -            -            0
  Net loss                                               -         -          -          -           -   (2,846,584)  (2,846,584)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -     46,585   7,493,446   (7,074,415)     637,613
  Sep. 30, 1992 to Oct. 31,1992(various dates)
    Fourth Private Placement                       180,000     1,800          -          -     628,200            -      630,000
  June 1993 thru July 1993 warrants exercised       25,000       250          -     (3,770)     28,520            -       25,000
  Net loss                                               -         -          -          -           -   (3,763,101)  (3,763,101)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -     42,815   8,150,166  (10,837,516)  (2,470,488)
  Oct. 1, 1993 to Sep. 30, 1994(various dates)
    Registered Stock                               230,961     2,309          -          -     783,936            -      786,245
  Consulting service in exchange for stock           7,200        72          -          -      25,128            -       25,200
  Treasury Stock purchase                          (10,000)     (100)         -          -      (4,900)     (30,000)     (35,000)
  Treasury Stock sale                               10,000       100          -          -      34,900            -       35,000
  Nov. 1993 thru Aug. 1994 warrants exercised      105,000     1,050          -     (2,500)     38,950            -       37,500
  June 1994 Private Placement subject to Reg. S     91,667       917          -          -     287,834            -      288,751
  Net Loss                                               -         -          -          -           -   (5,145,081)  (5,145,081)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -     40,315   9,316,014  (16,012,597)  (6,477,873)
  Consulting service in exchange for stock          17,500       175          -          -      61,075            -       61,250
  May 1995 Exchange of debt for shrs of stk      3,000,000    30,000          -          -  10,470,000            -   10,500,000
  Oct. 1994 thru Sep. 1995 warrants exercised       29,512       295          -          -       9,771            -       10,066
  Warrant extensions                                     -         -          -  4,650,000           -            -    4,650,000
  Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -          -   1,497,114            -    1,501,492
 July 12, 1995, unregistered stock to BICO       1,200,000    12,000          -          -   4,188,000            -    4,200,000
 Net Loss                                                -         -          -          -           -  (10,361,514) (10,361,514)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          -  4,690,315  25,541,974  (26,374,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -          -      34,900            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -          -      17,450            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -          -      27,440            -       28,000
 Warrant extensions                                      -         -          -  7,644,033           -            -    7,644,033
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -          -   1,361,047            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,021,823)  (9,021,823)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 12,334,348  26,982,811  (35,395,934)   4,151,286
 Warrant extensions                                      -         -             5,593,875           -            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -          -     (94,230)           -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                -------------------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051  $229,791 $        -$17,928,223 $26,888,581 $(41,960,771)  $3,085,824
                                                -------------------- ---------- ----------  ----------  -----------  -----------
 Warrant extensions                                      -         -          -     25,000           -            -       25,000
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -          -       3,490            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                -------------------- ---------- ----------  ----------   ----------  -----------
 Balances at September 30, 1998                 22,980,051  $229,801  $       -$17,953,223 $26,892,071 $(44,875,100)    $199,995
                                                ==================== ========== ==========  ==========   ==========  ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 1998    September 30, 1997  September 30, 1996  September 30, 1998
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $ (2,914,329)        $  (6,564,837)       $(9,021,823)       $ (44,845,100)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                    13,615                13,613             13,373               69,553
  Provision for doubtful accounts              2,282,479                 -                  -                2,282,479
  Impairment loss                                 14,367                 -                  -                   14,367
  Stock issued in exchange for services           -                      -                 52,500              138,950
  Stk issued for License & Marketing Agreement    -                      -                  -                   80,000
  Warrant extensions                              25,000             5,593,875          7,644,033           17,912,908
  Inventory deposit - BICO                        -                     -                   -               (1,000,000)
  (Increase) decrease in prepaid expenses          7,906                   615                469               (5,792)
  Increase (decrease) in payable due to BICO      -                     -              (1,287,012)          10,500,000
  Increase (decrease) in accounts payable         14,173               (10,662)            (9,730)              23,606
  Increase (decrease) in accrued payroll
   and withholdings                               55,735                12,457             (6,614)              68,721

                                            -------------        -------------      -------------        -------------
Net cash used in operating activities           (501,054)             (954,939)        (2,614,804)         (14,760,308)

Cash flows from investing activities:
  Purchase of property and equipment              -                     -                  (7,005)            (279,413)
  (Increase)in notes rec.-related parties       (125,000)               -                   -                 (125,000)
  (Increase)in interest rec-related parties       (9,272)               -                   -                   (9,272)
                                            -------------        -------------      -------------        -------------
Net cash used in investing activities           (134,272)               -                  (7,005)            (413,685)

Cash flows from financing activities:
  Advances to BICO                            (2,853,665)           (1,814,292)        (3,143,864)          (6,963,526)
  Repayment of advances to BICO                1,656,232             3,591,489          1,366,667            6,332,679
  Proceeds from issuance of common stock           3,500               (94,500)         1,365,155           10,971,834
  Proceeds from issuance of common stk to BICO    -                     -                  -                 4,200,000
  Proceeds from warrants exercised                -                     -                  28,000              118,066
  Proceeds from treasury stock                    -                     -                  -                   (35,000)
  Proceeds from Regulation S                      -                     -                  -                   288,751
  Proceeds from issuance of notes payable         -                     -                  -                   303,000
                                            -------------       --------------       ------------        --------------
Net cash provided by fin. activities          (1,193,933)            1,682,697           (384,042)          15,215,804
                                            -------------       --------------       ------------        --------------
Net increase(decrease)in cash and cash equiv. (1,829,259)              727,758         (3,005,851)              41,811
Cash and cash equivalents at beg of period     1,871,070             1,143,312          4,149,163               -
                                            -------------        --------------       ------------       --------------
Cash and cash equivalents at end of period  $     41,811        $    1,871,070       $  1,143,312       $       41,811
                                            ============        ==============       ============       ==============

The accompanying notes are an integral part of this statement.



                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

1.   ORGANIZATION

Diasense, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owned approximately 52% of the stock of the Company at September 30, 1998. The Company and BICO are currently developing a Noninvasive Glucose Sensor (Sensor), which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. The Company plans to market the Sensor directly to diabetics, through their doctors' orders, and is currently negotiating with domestic and international distribution organizations.

The consolidated financial statements include the accounts of Diasense UK LTD. a 100% owned subsidiary of Diasense as of September 30, 1998. All significant intercompany accounts and transactions have been eliminated.

2.   CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
The Company places temporary cash deposits in financial institutions and such deposits may be in excess of the FDIC insurance limit.

3.   PROPERTY AND EQUIPMENT

Property and equipment are accounted for at cost and are depreciated over their estimated useful lives (37 years for property and 10 years for equipment) on a straight-line basis. The carrying value of property and equipment are reduced for impairment losses determined by management.

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

6.   NET LOSS PER COMMON SHARE

     Net loss per common share is based on the weighted average
number   of  common  shares  outstanding  which  amounted   to
22,980,111,  22,979,125 and 22,983,654  for  the  years  ended
September 30, 1998, September 30, 1997 and September 30, 1996 respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive

     For the period from July 5, 1989 (inception) to September 30, 1998, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per
share.   The inclusion of the warrants in the loss  per  share
calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements
through  the  period ended March 31, 1993.   The  registration
statement  became  effective  July  19,  1993.   The  weighted
average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 1998 amounted to 18,664,225.

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

10.  COMMON STOCK WARRANTS

The Company recognizes cost, if any, on warrants granted based upon the excess of the market price of the underlying shares of common stock as of the warrant grant date over the warrant exercise price. Had the Company adopted the fair value based accounting method for recognizing stock-based compensation (as permitted by Financial Accounting Standard No. 123) its reported net losses (utilizing the Black-Scholes method of valuation) would have been approximately $3,036,981 for the year ended September 30, 1998, approximately $7,279,510 for the year ended September 30, 1997, and approximately $15,371,524 for the year ended September 30, 1996. Net loss per share under the fair value based accounting method would have been approximately $.13, $.32 and $.69 for the years ended September 30, 1998, 1997, and 1996 respectively.

11.  COMPREHENSIVE INCOME

The Company's consolidated net income (loss) is substantially the same as comprehensive income required to be disclosed by Financial Accounting Standards Board Statement No. 130.

12.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of receivables from BICO and from officers and directors of the Company and BICO. The receivables from officers and directors of the Company are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company.

NOTE B - OPERATIONS

The Company is developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of the Company to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. The Company has no other commercial products and is dependent on the successful development of the Sensor technology. The Company is selling shares of its common stock pursuant to an offering with the SEC which became effective July 19, 1993 and has an intercompany receivable from BICO of $ 2,197,433. Any funds generated by the Company through the sale of its common stock and any repayment of funds due from Bico would be used to finance its operations. The Company has had only minimal sales of its common stock over the last two fiscal years.

The Company is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

The Company has incurred significant losses and negative cash flows from operations from inception through September 30, 1998 and has a significant accumulated deficit as of September 30, 1998, raising substantial doubt about its ability to continue as a going concern. The Company has financed its losses and its research and development program, which is temporarily suspended, primarily from the sale of the Company's common stock through private placements. Management believes that its available cash resources, including funds it reasonably expects to be raised by the Company or its affiliates will be sufficient to fund its operations through the year ending September 30, 1999. Management believes that the recoverability and classification of recorded assets and liabilities are comparable to approximate liquidation values as of September 30, 1998.

As a result of agreements with BICO relating to development and manufacture of the Noninvasive Glucose Sensor, Diasense is dependent on BICO for substantially all of its activities in connection with the development and manufacture of the Sensor, other than its marketing efforts. Pursuant to the Research and Development
Agreement, BICO has undertaken the development of the Sensor and has assumed certain other obligations. In July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending FDA review of the Sensor. No amounts are due pursuant to the R&D Agreement which have not been recorded, and no adjustments will be made retroactively or cumulatively if and when billings resume. Management believes that billings may resume, based on negotiations between both companies, after the Diasensor 1000 is approved for marketing. Pursuant to a manufacturing agreement between BICO and Diasense, BICO will manufacture the Sensor once development is completed. In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could not continue as currently contemplated. BICO's ability to successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect Diasense's business and profitability. BICO has experienced, and continues to experience, substantial losses and financial difficulties. The consolidated financial statements for BICO for the year ended December 31, 1997 included disclosures which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO has a net loss for the nine month period ended September 30, 1998 of $17,996,197 (unaudited) and for the fiscal year ended December 31, 1997 of $30,433,177, compared to a net loss for the fiscal year ended December 31, 1996 of $24,045,702. As of December 31, 1997, and September 30, 1998,
BICO's  accumulated deficit was $120,699,236 and $138,695,433
(unaudited) respectively.

In the past, BICO has financed its own operations from proceeds generated from private and public sales of its securities, the issuance of debt in the form of convertible debentures, from funds paid by Diasense to BICO for research and development of the Noninvasive Glucose Sensor and from intercompany advances from Diasense and other BICO subsidiaries. The failure of BICO to continue to exist as a going concern would have a material adverse effect on Diasense's business and ability to continue operations.

If BICO does not continue as a going concern, Diasense would need to rely on other arrangements to develop and manufacture the Sensor or to perform that work itself. There can be no assurance that Diasense would be able to find acceptable alternatives, negotiate acceptable collaborative arrangements with any alternative organizations, or to perform the work itself.

NOTE C - OTHER INCOME

Other income for the years ending September 30, 1998, 1997 and 1996 consists of $20,368, $10,471 and $90,555 of interest income and $42,528, $42,528 and $42,528 of rental income for their respective periods. The total rental income for the years ended September 30, 1998, 1997 and 1996, was from BICO for office space.

NOTE D - INCOME TAXES

As of September 30, 1998, the Company has available approximately $24,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2012. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2012.

The Company has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, the fair market value of Warrant Extensions have been recorded and expensed for financial statement purposes in the amount of $17,907,908 as of September 30, 1998. For tax purposes, warrants are not recorded until the warrants are exercised.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

The  following  is a summary of the composition of the  Company's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 1998 and 1997:

                                    1998         1997

       Net Operating Loss       $ 8,398,000   $7,412,000
       Warrant Expense            6,088,689    6,080,189
       Patent Amortization          749,563      697,285
       Tax Credit Carry Forward     700,000      700,000
                                -----------   ----------
                                 15,936,252   14,889,474
       Valuation Allowance      (15,936,252) (14,889,474)
                                -----------   ----------
       Net Deferred Tax Asset   $         0   $        0
                                ===========   ==========

The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                                     Increase
                                                        in
                                      Deferred       Valuation
                                        Tax          Allowance      Net
                                      Benefit

   Year Ended September 30,1998   $ (1,046,778)    $ 1,046,778      $0

   Year Ended September 30,1997   $ (2,326,496)    $ 2,326,496      $0

   Year Ended September 30,1996   $ (3,000,971)    $ 3,000,971      $0

   Year Ended September 30,1995   $ (3,877,527)    $ 3,877,527      $0

   Year Ended September 30,1994   $ (1,872,557)    $ 1,872,557      $0

   From July 5,1989 (inception)
    through September 30,1998     $(15,936,252)    $15,936,252      $0


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

2.   INTERCOMPANY ACTIVITY

For the fiscal years ended September 30, 1998, 1997 and 1996, net intercompany charges by the Company to BICO and its subsidiaries were $160,433, $129,960 and $5,558. During the year ended September 30, 1996 the Company had net intercompany charges and cash advances (non-interest bearing) to BICO amounting to $1,777,197. During the year ended September 30, 1997 all of these advances were repaid. During the year ended September 30, 1998, the Company had net intercompany charges and non-interest bearing cash advances to BICO amounting to $1,197,433.

3.  RECEIVABLES FROM OFFICERS AND DIRECTORS

During the fiscal year ended September 30, 1998 the Company made
loans  to  certain  officers  and   directors totalling $125,000,
all  of which were still outstanding at year end.  The loans  are
due   upon  demand and bear interest at a rate of  8.25%.   Total
amounts  due, including accrued interest,     on these  loans  at
September 30, 1998, were $80,599 from Fred E. Cooper and $53,673 from Anthony J. Feola. In addition, Mr. Cooper had expense advances of $2900 outstanding at September 30, 1998.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Due to the financial condition of BICO, as discussed in Note B,
management   has  established  an       allowance  for   doubtful
accounts covering amounts due from BICO and its officers and directors. The allowance for $ 2,282,479 was recognized on the
books of the Company in the quarter   ended September 30, 1998.

5.  ACCRUED PAYROLL

Included in accrued payroll and withholdings at September 30, 1998, is $24,625 and $20,833 for unpaid wages of Fred E. Cooper and David
L. Purdy, respectively, which were earned but voluntarily deferred by these two directors.


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

3.  LITIGATION

Several class action lawsuits have been filed against the Company along with BICO and certain of their directors, all of which have been consolidated into a single action. The suit alleges various violations of federal securities laws on behalf of a class of plaintiffs who purchased common stock of the Company between April 25, 1995 and February 26, 1996, at which time the value of the Company's stock dropped as a result of an unfavorable recommendation of a Panel Review convened by the United States Food and Drug Administration with respect to a certain medical device owned by Diasense and manufactured by BICO. The Company has engaged in voluntary mediation in order to explore whether settlement is an option. As a result of the mediation, the plaintiffs agreed to a "standstill" period, which has now expired; however, no further activity has been conducted by the plaintiffs to move the case forward. Management believes that no federal securities violation has occurred, and they intend to strongly defend the action. At this time it is not possible to predict the outcome of the litigation or to estimate the potential damages arising from the claims, since the number of class members, and the volume and pricing of shares traded, are unknown.

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company has provided documents in response to such requests.


4.  PENNSYLVANIA SECURITIES COMMISSION

The Pennsylvania Securities Commission is conducting a private investigation of the Company and BICO in connection with the sale of securities. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.


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

In July, 1993, the Company commenced a public offering, which is continuing. As of September 30, 1998, an aggregate of 1,063,460 shares had been issued with proceeds to the Company of $3,561,892. Of that total, 230,961 shares with net proceeds of $786,245 were issued in fiscal 1994; 437,768 shares with net proceeds of $1,501,492 were issued in fiscal 1995; 410,731 shares with net proceeds of $1,365,155 were sold in fiscal
1996; 1000 shares were issued in fiscal 1998 at $3.50 per share. 10,000 shares were issued for consulting services at a charge to operations of $35,000 in fiscal 1996; and 27,000 shares were reimbursed with net repayment of $94,500 in fiscal 1997.

The Company issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, 5,000 shares in fiscal 1996 and none in fiscal 1997 or 1998. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in the Company's public offering.

At September 30, 1998, the Company has reserved 6,676,513 shares of the Company's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants on 4,053,250 shares were issued to directors, officers, and employees for meritorious service, employment contracts, and personal guarantees on Company indebtedness. Also, warrants on 2,223,263 shares were issued to consultants and medical advisers and on 400,000 shares to individuals for personal guarantees on Company loans. The per share exercise price for 3,255,000 shares is $.50, for 2,286,763 shares is $1.00 and for 1,134,750 shares is
$3.50.  The fiscal years in which warrants expire are as follows:

          Warrant Expiration Year       Number of Shares
               1999                         3,085,013
               2000                         2,188,750
               2001                         1,187,750
               2002                                 0
               2003                           215,000
                                            ---------
                                            6,676,513
                                            =========

The following is a summary of warrant transactions during fiscal years ended September 30,

                            1998        1997       1996      1995       1994

Outstanding beginning    7,476,513   7,533,263  7,077,213  6,891,525  6,871,525
 of year

Granted during the year          0      59,000    743,250    265,200    125,000

Canceled during the year  (800,000)   (115,750)  (231,200)   (50,000)         0

Exercised during the
years at prices ranging
from $.1875 to $1.00 per
share                            0           0    (56,000)   (29,512)  (105,000)
                         ---------   ---------  ---------  ---------  ---------
Outstanding, and         6,676,513   7,476,513  7,533,263  7,077,213  6,891,525
eligible for exercise.   =========   =========  =========  =========  =========


During the period October 1, 1997 through September 30, 1998, the Company extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. Warrants for 748,000 were originally granted at an exercise price of $.50 per share and warrants for 10,000 shares were origainally granted at an exercise price of $1.00 and were extended at the same price. The assumed value of the stock when extensions for the 10,000 shares were granted was $3.50, which is the price at which the common stock was sold in the Company's public offering; there is currently no trading
market for  the  common  stock.   The Company recorded  $25,000
against operations, which is the difference between the assumed value and warrant share price times the number of warrant shares extended. In 1998, management reduced its assumed value of the Company's common stock to $.50 based upon an absence of any significant activity in the stock for an extended period of time.

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

Cash paid for interest and income taxes were as follows:
                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,1998         30,1997     30,1996         30,1998

Interest Paid        $    0          $    0      $ 1,575         $10,529
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======

NOTE I -  YEAR 2000 ISSUE

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs which are susceptible to problems after December 31, 1999 are those which recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based upon a review of its own internal programs and software, the Company currently believes that the Year 2000 will not pose significant operational problems to its information systems, because such systems are already compliant or will be made compliant with minor adjustments. The Company is also conducting an investigation of its major suppliers, vendors and other parties to determine their respective plans for the Year 2000 compliance. The Company's current estimates indicate that the costs of addressing potential problems are not expected to have a material impact upon the Company's financial position, results of operations or cash flows in future periods. There can be no assurance, however, that modifications to information systems which impact the Company and which are required to remediate year 2000 issues will be made on a timely basis and that they will not adversely affect the Company's systems or operations.


NOTE J - SUBSEQUENT EVENT

In  December 1998 the Company entered into an agreement  to  sell
its   building  and  lease  it  back.   An  impairment  loss  was
recognized as a charge to general and administrative expenses in the financial statements for the year ended September 30, 1998 for $14,367 which represents the difference between the previous book value of the building and the $175,000 sales price in the December 1998 agreement. Under the terms of the agreement, the Company will lease the building back at a monthly rental of $5,750 per month under a commercial lease with a five year term.