Form 10-Q
period 1999-02-16
DIASENSE INC /PA/
filed 1999-02-16
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  December 31, 1998

Commission file number             33-56574


                      DIASENSOR.COM
   (Exact name of registrant as specified in its charter)



Pennsylvania                                25-1605848
(State of other jurisdiction               (IRS Employer
of incorporation or organization)        Identification no.)


  2275 Swallow Hill Road, Bldg. 2500; Pittsburgh, PA 15220
(Address of principal executive offices)       ( Zip Code)

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

     As of December 31, 1998, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

                                 DIASENSE, INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  December 31,  September 30,
               ASSETS                                 1998          1998
                                                   (Unaudited)      (Note)
                                                   -----------    -----------
Current assets
  Cash and cash equivalents                        $     6,285    $    41,811
  Prepaid expenses                                       3,802          5,792
  Due from BICO (notes A and E)                          -              -
                                                   -----------    -----------
               Total current assets                     10,087         47,603

Property and equipment - at cost(notes A,C, and J)
  Building and improvements                            222,296        222,296
  Furniture and fixtures                                42,750         42,750
                                                   -----------    -----------
                                                       265,046        265,046
  Less accumulated depreciation                         72,915         69,553
                                                  ------------    -----------
                                                       192,131        195,493
                                                   -----------    -----------

Other Assets
  Due from BICO (notes A and E)                      2,167,773      2,197,433
  Due from Petrol Rem                                    2,000          -
  Notes Receivable-related parties (note E)            125,000        125,000
  Interest Receivable-related parties (note E)          11,870          9,272
  Allowance for doubtful account (note E)           (2,282,479)    (2,282,479)
                                                   -----------     ----------
                                                        24,164         49,226
                                                   -----------     ----------
               TOTAL ASSETS                        $   226,382    $   292,322
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $    71,042    $    23,606
  Accrued payroll and withholdings                     104,898         68,721
                                                   -----------    -----------
               Total current liabilities               175,940         92,327

Committments and Contingencies (notes B and F)

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized,
  none issued Common stock, 40,000,000 shares of
  $.01 par value authorized; issued and outstanding
  22,980,051 at Dec. 31, 1998 and 22,980,051 at
  Sep. 30, 1998                                        229,801        229,801
  Additional paid-in capital                        26,892,071     26,892,071
  Warrants                                          17,953,223     17,953,223
  Deficit accumulated during the
  development stage                                (45,024,653)   (44,875,100)
                                                   -----------    -----------
                                                        50,442        199,995
               TOTAL LIABILITIES AND               -----------    -----------
                  STOCKHOLDERS' EQUITY             $   226,382    $   292,322
                                                   ===========    ===========
[FN]
The accompanying notes are an integral part of this financial statement.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 1998       December 31, 1997     December 31, 1998
                                     --------------------     ------------------    -----------------
Research and development expenses    $        -               $       -            $  10,556,405

General and administrative expenses         162,784                 168,212           14,363,328

Warrant extensions                            -                      25,000           17,912,908

Technology and patent rights acquired         -                       -                2,650,000

Interest expense                              _                       -                   10,529

Other income                                (13,231)                (21,783)            (535,922)

Other expense                                -                        -                   37,405
                                      --------------          -------------        --------------
  Net loss                            $    (149,553)          $    (171,429)       $ (44,994,653)
                                      ==============          ==============       ==============
Net loss per common share             $       (0.01)          $       (0.01)       $       (2.39)
                                     ===============          ==============       ==============

See notes to the financial statements.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                         For the                 For the            From July 5, 1989
                                                     three months ended      three months ended     (Inception) through
                                                     December 31, 1998       December 31, 1997      December 31, 1998
                                                     ------------------      ------------------     ----------------
Cash flows from operating activities:
Net loss                                             $      (149,553)        $       (171,429)      $    (44,994,653)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                           3,362                    3,396                 72,915
        Stock in exchange for services                         -                        -                    138,950
        Stock issued for License and Marketing Agreement       -                        -                     80,000
        Warrant extensions                                     -                       25,000             17,912,908
        Inventory Deposit - BICO                               -                        -                 (1,000,000)
        (Increase) decrease in prepaid expenses                1,990                   5,758                  (3,802)
        Increase in payable due to BICO                        -                        -                 10,500,000
        Increase (decrease) in accounts payable               47,436                  (1,120)                 71,042
        Increase (decrease) in accrued liabilites             36,177                     (30)                104,898
                                                     ------------------      ------------------     ------------------
             Net cash used in operating activities           (60,588)               (138,425)            (17,117,742)

 Cash flows from investing activities:
   Purchase of property and equipment                          -                        -                   (279,413)
   Increase in Notes Receivable                                -                    (125,000)               (125,000)
   Increase in Interest Receivable                             2,598                  (1,558)                 (6,674)
                                                     ------------------      ------------------     ------------------
      Net cash used in investing activities                    2,598                (126,558)               (411,087)

Cash flows from financing activities:
   Advances to BICO                                       (1,022,704)             (1,649,070)             (7,986,230)
   Repayment of advances to BICO                              52,364               1,127,089               6,385,043
   Proceeds from issuance of common stock                      -                       -                  10,971,834
   Proceeds from issuance of common stock to BICO              -                       3,500               4,200,000
   Proceeds from warrants exercised                            -                        -                    118,066
   Proceeds from treasury stock                                -                        -                    (35,000)
   Proceeds from Regulation S                                  -                        -                    288,751
   Proceeds from issuance of notes payable                     -                        -                    303,000
                                                     ------------------      ------------------     ------------------
      Net cash provided by financing activities             (970,340)               (518,481)             14,245,464
                                                     ------------------      ------------------     ------------------
      Net increase (decrease) in cash & equivalents          (35,526)               (783,464)             (3,283,365)
      Cash and cash equivalents at beg. of period             41,811               1,871,070                  -
                                                     ------------------      ------------------     ------------------

      Cash and cash equivalents at end of period     $         6,285         $     1,087,606        $     (3,283,365)
                                                     ==================      ==================     ==================

See notes to the financial statements.



                       DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of December 31, 1998. Diasense is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,980,051 and 22,979,134 for the periods ended December 31, 1998 and December 31, 1997, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

      From July 5, 1989 (inception) to December 31, 1998, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 18,811,244 for the period from July 5, 1989 (inception) to December 31, 1998.

      Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

      Cash decreased from $41,811 at September 30, 1998,  to
$6,285 at December 31, 1998. This decrease was primarily attributable to the Company's $60,588 net cash flow used by operations and $1,022,704 net advances to BICO.

Results of Operations

           There were no research and development expenses during the three month period ended December 31, 1998 and 1997 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the Research and Development Agreement.

      General and Administrative expenses decreased during the first quarter from $168,212 for the three month period ended December 31, 1997 to $162,784 for the three month period ended December 31, 1998. The decrease was primarily due to reductions in administrative overhead .

      Other income during the first quarter decreased from $21,783 for the three month period ended December 31, 1997 to $13,231 for the three month period ended December 31, 1998. This decrease was due to the Company having lower cash reserves to invest for the period ending December 31, 1998 than during the period ending December 31, 1997.

                PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          On January 20, 1999 Diasense, Inc. changed its name to Diasensor.com.

Item 6.   Reports on Form 8-K
          None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of February, 1999.


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