Form 10-Q
period 1999-03-31
DIASENSE INC /PA/
filed 1999-05-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  March 31, 1999

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

     As of March 31, 1999, 22,980,051 shares of
Diasensor.com, Inc. common stock, par value $.01 were outstanding.



                                 DIASENSOR.COM, INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                         March 31,   September 30,
               ASSETS                       1999          1998
                                        (Unaudited)
                                        -----------    -----------
Current assets
  Cash and cash equivalents             $     9,677   $     41,811
  Prepaid expenses                           21,013          5,792
                                        -----------    -----------
               Total current assets          30,690         47,603

Property and equipment-at cost (note A)
  Building and improvements                   -            222,296
  Furniture and fixtures                     42,750         42,750
                                        -----------    -----------
                                             42,750        265,046
  Less accumulated depreciation              25,277         69,553
                                        ------------   -----------
                                             17,473        195,493
                                        -----------    -----------

Other assets
  Due from BICO (note A)                  2,087,982      2,197,433
  Due from Petrol Rem                         2,000          -
  Notes receivable - related parties        125,000        125,000
  Interest receivable - related parties      14,414          9,272
  Allowance for doubtful account         (2,228,243)    (2,282,479)
                                         ----------      ---------
                                              1,153         49,226
                                         ----------      ---------
               TOTAL ASSETS             $    49,316   $    292,322
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $    11,107    $    23,606
  Accrued payroll and withholdings          105,033         68,721
                                        -----------    -----------
               Total current liabilities    116,140         92,327


Commitments and Contingencies (note B)

Stockholders' equity (deficit)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sept. 30, 1998 and
  22,980,051 at Mar. 31, 1999               229,801        229,801
  Additional paid-in capital             26,892,071     26,892,071
  Warrants                               17,953,223     17,953,223
  Deficit accumulated during the
  development stage                     (45,141,919)   (44,875,100)
                                        -----------    -----------
                                            (66,824)       199,995
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $    49,316    $   292,322
                                        ===========    ===========
The accompanying notes are an integral part of this statement.


                             DIASENSOR.COM, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              1999             1998            1999             1998       March 31, 1999
                                            -------------------------        --------------------------  -------------------
Research and development expenses        $        -       $      -       $        -        $      -       $ 10,556,405

General and administrative expenses            242,489       303,946           81,390         141,234       14,444,718

Warrant extensions                                 -          25,000              -               -         17,912,908

Technology and patent rights acquired           49,237        13,080           47,552           7,580        2,697,552

Interest expense                                 1,499           -              1,499             -             12,028

Other income                                   (26,406)      (35,673)         (13,175)        (13,890)        (549,097)

Other expense                                     -               -                -              -             37,405
					    --------------------------	    --------------------------   -------------------
         Net loss                         $   (266,819)   $ (306,353)    $   (117,266)    $  (134,924)    $(45,111,919)
                                            ===========    ===========      ===========    ===========   ===================
Net loss per common share                 $      (0.01)   $    (0.01)    $      (0.01)    $     (0.01)    $      (2.38)
                                            ===========    ===========      ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSOR.COM, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                       For the six months ended   For the three months ended  From July 5,1989
                                                              March 31,                     March 31,         (Inception) thru
                                                        1999          1998            1999          1998       March 31, 1999
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities
  Net Loss                                          $   (266,819)   $  (306,353)  $  (117,266)   $(134,924)   $(45,111,919)
  Adjustments to reconcile net loss to net
   cash used by operating activites:
    Depreciation                                           3,020          6,791          (342)       3,395          72,573
    Provision for doubtful accounts                         -              -             -            -          2,282,479
    Reduction in allowance for doubtful accounts         (54,236)          -          (54,236)        -            (54,236)
    Impairment loss                                         -              -             -            -             14,367
    Stock in exchange for services                          -              -             -            -            138,950
    Stock issued for License and Marketing Agreement        -              -             -            -             80,000
    Warrent extensions                                      -            25,000          -            -         17,912,908
    Inventory Deposit-BICO                                  -              -             -            -         (1,000,000)
    (Increase)Decrease in prepaid expenses               (15,221)         8,680       (17,210)       2,922         (21,013)
    Increase in payable due to BICO                         -              -             -            -         10,500,000
    Increase (Decrease) in accounts payable              (12,499)        22,439       (59,935)      23,559          11,107
    Increase (Decrease) in accrued liabilities            36,312            (20)          135           10         105,033
                                                      ------------   -----------  ------------  ------------  ----------------
    Net cash used in operating activities               (309,443)      (243,463)     (248,854)    (105,038)    (15,069,751)

Cash flows from investing activities:
 Disposal of property and equipment                      175,000           -          175,000         -            175,000
 Purchase of property and equipment                         -              -              -           -           (279,413)
 Note Receivable			                    -          (125,000)          -	      -           (125,000)
 Interest Receivable                                      (5,142)        (3,225)       (2,544)      (1,667)        (14,414)
                                                      ------------  ------------  ------------  -------------  ------------
    Net cash used in investing activities                169,858       (128,225)      172,456       (1,667)       (243,827)

Cash flows from financing activities:
 Advances to BICO                                       (176,437)    (2,724,903)     (151,733)  (1,075,833)     (7,139,963)
 Repayment of advances to BICO                           283,888      1,247,007       231,523      119,918       6,616,567
 Proceeds from issuance of common stock                     -             3,500           -           -         10,971,834
 Proceeds from issuance of common stock to BICO             -              -              -           -          4,200,000
 Proceeds from warrants exercised                           -              -              -           -            118,066
 Proceeds from treasury stock                               -              -              -           -            (35,000)
 Proceeds from Regulation S                                 -              -              -           -            288,751
 Proceeds from issuance of notes payable                    -              -              -           -            303,000
                                                   --------------  -------------- ------------- ------------  -------------
   Net cash provided by financing activities             107,451     (1,474,396)       79,790     (955,915)     15,323,255
                                                   --------------  -------------- ------------- ------------  -------------
   Net increase (decrease) in cash and cash equiv.       (32,134)    (1,846,084)        3,392   (1,062,620)          9,677
   Cash and cash equivalents at beginning of period       41,811      1,871,070         6,285    1,087,606            -
                                                   --------------  -------------- ------------- ------------  -------------
   Cash and cash equivalents at end of period       $      9,677    $    24,986   $     9,677    $  24,986    $      9,677
                                                   ==============  ============== ============= ============  =============

See notes to the financial statements.

                    DIASENSOR.COM, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasensor.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of March 31, 1999. Diasensor.com is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 1999 and March 31, 1998, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

           From July 5, 1989 (inception) to March 31, 1999, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 18,950,660 for the period from July 5, 1989 (inception) to March 31, 1999.


                     DIASENSOR.COM, INC.

NOTE D - Legal Proceedings

In 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office; the Company is currently in the process of copying documents for production in response to such subpoenas. The class action suit which names the Company as a defendant remains in the pre-trial pleading stage pursuant to consent of all the parties.


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

      Cash decreased from $41,811 at September 30, 1998,  to
$9,677 at March 31, 1999. This decrease was primarily attributable to the Company's $309,443 net cash flow used by operations and $176,437 net advances to BICO.

Results of Operations

           There  were no research and development  expenses
during  the six month period ended March 31, 1999  and  1998 due to the agreed-upon suspension of the Research and Development Agreement between Diasensor.com and BICO.

      General and Administrative expenses decreased during the second quarter from $141,234 for the three month period ended March 31, 1998 to $81,390 for the three month period ended March 31, 1999 and decreased from $303,946 for the six month period ended March 31, 1998 to $242,489 for the six month period ended March 31, 1999. The decrease was primarily due to reductions in administrative staff along with administrative overhead.

      Other income during the second quarter decreased from $13,890 for the three month period ended March 31, 1998 to $13,175 for the three month period ended March 31, 1999 and decreased from $35,673 for the six month period ended March 31, 1998 to $26,406 for the six month period ended March 31, 1999. This decrease was due to the Company having lower cash reserves to invest during the period ending March 31, 1999 than during the period ending March 31, 1998.

                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 1999.


                              DIASENSOR.COM, INC.

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