Form 10-Q
period 1999-08-12
DIASENSOR COM INC
filed 1999-08-13
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  June 30, 1999

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

     As of June 30, 1999, 22,980,051 shares of
Diasensor.com, Inc. common stock, par value $.01 were outstanding.

                                 DIASENSOR.COM, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                         June 30,     September 30,
 ASSETS                                    1999          1998
                                        (Unaudited)      (Note)
                                        -----------    -----------
Current assets
  Cash and cash equivalents (note A)    $   101,999    $   41,811
  Prepaid expenses                           20,563         5,792
                                        -----------    -----------
               Total current assets         122,562        47,603

Property and equipment - at cost (note A)
  Building and improvements                    -           222,296
  Furniture and fixtures                     42,750         42,750
                                        -----------    -----------
                                             42,750        265,046
  Less accumulated depreciation              26,804         69,553
                                        ------------   -----------
                                             15,946        195,493
                                        -----------    -----------
Other assets
  Due from BICO (note A)                  1,637,149      2,197,433
  Notes receivable-related parties            -            125,000
  Interest receivable-related parties         2,599          9,272
  Allowance for doubtful account         (1,639,748)    (2,282,479)
                                        -----------    -----------
                                              -             49,226
                                        -----------    -----------
               TOTAL ASSETS             $   138,508    $   292,322
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $     -        $    23,606
  Accrued payroll and withholdings           92,897         68,721
                                        -----------    -----------
           Total current liabilities         92,897         92,327

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sep. 30, 1998 and
  22,980,051 at June 30, 1999               229,801        229,801
  Additional paid-in capital             26,892,071     26,892,071
  Warrants                               17,953,223     17,953,223
  Deficit accumulated during the
  development stage                     (45,029,484)   (44,875,100)
                                        -----------    -----------
                                             45,611        199,995
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $   138,508    $   292,322
                                        ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                             DIASENSOR.COM, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                     June 30,                          June 30,         (inception) through
                                              1999             1998            1999             1998       June 30, 1999
                                            -------------------------        --------------------------  -------------------
Research and development expenses        $        -       $      -       $        -        $      -       $ 10,556,405

General and administrative expenses            140,422        303,946         (102,067)        141,234      14,342,651

Warrant extensions                                -            25,000             -               -         17,912,908

Technology and patent rights acquired           49,857         13,080              620           7,580       2,698,172

Interest expense                                 1,499           -                -               -             12,028

Other income                                   (37,394)       (35,673)         (10,988)        (13,890)       (560,085)

Other expense                                     -               -                -              -             37,405
					    --------------------------	    --------------------------   -------------------
         Net loss                        $    (154,384)   $  (306,353)   $     112,435    $   (134,924)   $(44,999,484)
                                            ===========    ===========      ===========    ===========   ===================
Net loss per common share                $       (0.01)   $     (0.01)   $       (0.00)   $      (0.01)   $      (2.36)
                                            ===========    ===========      ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSOR.COM, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                       For the nine months ended   For the three months ended  From July 5,1989
                                                              June 30,                     June 30,            (Inception) thru
                                                        1999          1998            1999          1998         June 30, 1999
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities
  Net Loss                                        $    (154,384)  $  (306,353)   $   112,435  $   (134,924)   $  (44,999,484)
  Adjustments to reconcile net loss to net
   cash used by operating activites:
    Depreciation                                        (42,749)        6,791          1,527         3,395            26,804
    Provision for doubtful accounts                         -              -             -            -            2,282,479
    Reduction inallowance for doubtful accounts        (505,916)           -        (469,580)         -             (505,916)
    Impairment loss                                         -              -             -            -               14,367
    Stock in exchange for services                          -              -             -            -              138,950
    Stock issued for License and Marketing Agreement        -              -             -            -               80,000
    Warrent extensions                                      -          25,000            -            -           17,912,908
    Inventory Deposit-BICO                                  -              -             -            -           (1,000,000)
    Decrease (Increase) in prepaid expenses             (14,771)        8,680         18,350         2,922           (20,563)
    Increase in payable due to BICO                         -              -             -            -           10,500,000
    Increase (Decrease) in accounts payable             (23,606)       22,439        (11,107)       23,559              -
    Increase (Decrease) in accrued liabilities           24,176           (20)       (12,136)           10            92,897
                                                      ------------ ------------  ------------  ------------  ----------------
    Net cash (used) in operating activities            (717,250)     (243,463)      (360,511)     (105,038)      (15,477,558)

Cash flows from investing activities:
Disposal of property and equipment                      222,296            -             -             -             222,296
Purchase of property and equipment                          -              -             -             -            (279,413)
Note Receivable			                            -        (125,000)           -	       -            (125,000)
Interest Receivable                                      (5,142)       (3,225)           -          (1,667)          (14,414)
                                                      ------------ ------------  ------------  -------------  ---------------
    Net cash (used) in investing activities             217,154      (128,225)           -          (1,667)         (196,531)

Cash flows from financing activities:
 Advances to BICO                                      (377,727)   (2,724,903)      (203,290)   (1,075,833)       (7,341,253)
 Repayment of advances to BICO                          938,011     1,247,007        656,123       119,918         7,270,690
 Proceeds from issuance of common stock                     -           3,500            -             -          10,971,834
 Proceeds from issuance of common stock to BICO             -              -             -             -           4,200,000
 Proceeds from warrants exercised                           -              -             -             -             118,066
 Proceeds from treasury stock                               -              -             -             -             (35,000)
 Proceeds from Regulation S                                 -              -             -             -             288,751
 Proceeds from issuance of notes payable                    -              -             -             -             303,000
                                                   --------------  -------------- ------------- ------------  ---------------
   Net cash provided by financing activities            560,284    (1,474,396)       452,833      (955,915)       15,776,088
                                                   --------------  -------------- ------------- ------------  ---------------
   Net increase (decrease) in cash and cash equiv.       60,188    (1,846,084)        92,322    (1,062,620)          101,999
   Cash and cash equivalents at beginning of period      41,811     1,871,070          9,677     1,087,606              -
                                                   --------------  -------------- ------------- ------------  ---------------
   Cash and cash equivalents at end of period     $     101,999   $    24,986    $   101,999   $    24,986    $      101,999
                                                   ==============  ============== ============= ============  ===============

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

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of June 30, 1999. Diasensor.com is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 1999 and June 30, 1998, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

          From July 5, 1989 (inception) to June 30, 1999, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 19,083,045 for the period from July 5, 1989 (inception) to June 30, 1999.

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


 Management's Discussion and Analysis of Financial Condition
                       and Cash Flows


Liquidity and Capital Resources

      Cash increased from $41,811 at September 30, 1998,  to
$101,999 at June 30, 1999. This increase was primarily attributable to BICO's repayment of prior advances.

Results of Operations

           There  were no research and development  expenses
during  the nine month period ended June 30, 1999  and  1998 due to the agreed-upon suspension of the Research and Development Agreement between Diasensor.com and BICO.

      General and Administrative expenses decreased during the third quarter from $141,234 for the three month period ended June 30, 1998 to $(102,067) for the three month period ended June 30, 1999 and decreased from $303,946 for the nine month period ended June 30, 1998 to $140,422 for the nine month period ended June 30, 1999. The overall decrease in G&A expenses, as well as the credit figure for the third quarter, are due to repayments of debt which had already been written off as uncollectible. For accounting purposes, that uncollectible expense is included in General and Administrative expenses, so when those debts are repaid
(in this case, amounts due from BICO), the amounts are credited to G&A.

      Other income during the third quarter decreased from $13,890 for the three month period ended June 30, 1998 to $10,988 for the three month period ended June 30, 1999 and increased from $35,673 for the nine month period ended June
30, 1998 to $37,394 for the nine month period ended June 30,
1999.   These fluctuations were due to the Company having
varying amounts of cash reserves to invest during the period ending June 30, 1999 than during the period ending June 30, 1998.

                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 1999.


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