Form 10-K
DIASENSOR COM INC
filed 1999-12-30
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

For the Fiscal Year Ended 09/30/99 Commission File Number 0-26504

                        Diasensor.com, Inc.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of November 30, 1999:
          Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of November 30, 1999, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of November 30, 1999, no shares of Preferred Stock were outstanding.

Exhibit index is located on page 37.

                             PART I


Item 1. Business

General Development of Business

Diasensor.com, Inc. ("Diasensor.com" or the "Company") was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., a wholly-owned subsidiary of Biocontrol Technology, Inc. ("BICO"). Diasensor.com's headquarters are located in an office condominium located at 2275 Swallow Hill Road, Building 2500, 2nd Floor, Pittsburgh, PA 15220.

The Company's business is the development, marketing and manufacture of a noninvasive glucose sensor (the "Noninvasive Glucose Sensor" or the "Sensor") for use by diabetics. In connection with the Sensor, the Company is also developing the Telemedicine system, a monitoring system which would allow diabetics to transmit glucose readings via the internet, allowing both a central monitoring department and the diabetic's own physician to monitor glucose levels and assist in glucose control. During Fiscal 1999, the Company continued to focus its efforts on the Noninvasive Glucose Sensor. The Company is working with Joslin Diabetes Center, an affiliate of Harvard Medical School and an international leader in diabetes treatment, to design and conduct clinical trials on the Diasensor in the U.S. Diasensor.com owns the patent, marketing and distribution rights to the Sensor. BICO has the exclusive rights to the research and development and manufacture of the Sensor (See, "Intercompany Agreements"). Where applicable, Diasensor.com and BICO will be referred to herein as "the Companies".

Financial Information About Industry Segments

The  Company operates in a single industry segment consisting  of
the  research,  development,  marketing  and  intended  sale   of
biomedical products and devices.

Forward-Looking Statements

From time to time, the Companies may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Companies note that a variety of factors could cause the Companies' actual results to differ materially from the anticipated results or other expectations expressed in the Companies' forward-looking statements. The risks and uncertainties that may affect the operations, performance, research and development and results of the Companies' business include the following: additional delays in the research, development and FDA marketing approval of the Noninvasive Glucose Sensor; the Companies' future capital needs and the uncertainty of additional funding; Diasensor.com's substantial reliance upon BICO, and BICO's uncertainty of additional funding; competition and the risk that the Noninvasive Glucose Sensor may become obsolete; the Company's dependence on a single technology; the Companies' continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to the Company's patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the Sensor and the general uncertainty of the health care industry; the Companies' limited sales, marketing and manufacturing experience; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against the Companies; the absence of a public market for the Company's common stock; the control of the Company by existing shareholders; and the dilution of the Company's common stock.

Description of Business

Development of the Noninvasive Glucose Sensor

Diasensor.com and BICO are currently developing a Noninvasive Glucose Sensor, which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. Currently available glucose sensors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating the spectral description of reflected electromagnetic energy from the skin with blood glucose levels in the 50 mg per deciliter to 500 mg per deciliter range in the infrared region of the electromagnetic spectrum. The method was studied in 1986 and 1987 by BICO and its consultants at Battelle Memorial Institute in Columbus, Ohio, using laboratory instruments. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later affirmative work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to the research team and assigned to BICO in December 1991. The rights of this patent were purchased by Diasensor.com from BICO, pursuant to a Purchase Agreement (See, "Intercompany Agreements"). A second patent application was filed by BICO in December 1992, and was granted in January 1995. This filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO has assigned the rights to such patent to Diasensor.com. Additional concepts to improve the capability of the instrument to recognize blood glucose were developed, and, in May 1993, corresponding patent applications were filed. As of November 1999, a total of seven patents have been issued, with additional patent applications pending (See, "Current Status of the Noninvasive Glucose Sensor" and "Patents, Trademarks and Licenses"). BICO has been granted the right to develop and manufacture sensors pursuant to agreements with Diasensor.com (See, "Intercompany Agreements").

In 1991, BICO's research team began development of a research prototype utilizing different technology than previously studied or developed. This device, the Beta 1 research prototype, was initially tested on six human subjects, and was subsequently tested on 110 human subjects in March 1992, during which simultaneous spectral, blood and chemical data was recorded for analysis in order to develop calibration data for the device.
The Beta 1 utilized a separate laptop computer to perform computational functions. The results of the March 1992 tests were used to develop further refinements which led to the development of the Beta 2A.

Although functionally equivalent in terms of performance with the Beta 1, the next prototype, the Beta 2A, was smaller and had fully integrated computational software and a liquid crystal display which interacted with the operator. This model was tested by BICO on 40 human subjects in July 1992. The spectral and blood chemistry data obtained indicated that the Beta 2A did not have a satisfactory signal-to-noise ratio to allow for the calculation of algorithms of sufficient accuracy to be acceptable to Diasensor.com. The signal-to-noise ratio reflects the sensor's ability to optimize the measurement by accepting the signal desired (the glucose level) and rejecting the random interference. A higher signal-to-noise ratio results in a more accurate measurement.

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

On January 6, 1994, BICO submitted its initial 510(k) Notification to the U.S. Food and Drug Administration (the "FDA") for approval to market the production model, the Diasensor 1000. The submission was based on data obtained from the advanced Beta 2 prototypes, since functionally, the production model will be identical to these prototype models. BICO's 510(k) Notification claims that the product has substantial equivalence to home market glucose monitoring devices presently in the marketplace since its function is similar, although the device operates on a different technological principle. BICO provided information in this 510(k) submission which it believes substantiates that the device does not raise different questions of safety and efficacy and is as safe and effective as the legally marketed predicated devices. Such information is required by the FDA before market approval can be granted. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding BICO's 510(k) Notification. The majority of the panel members recommended that BICO conduct additional testing and clinical trials prior to marketing the Diasensor 1000. BICO and Diasensor.com announced that they remained committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue (See, "Current Status of the Noninvasive Glucose Sensor").

In 1997 and 1998, due to continued delays of the FDA approval process, which are summarized below, and while continuing to work with the FDA and conduct its mandated testing, the Companies also focused their efforts on obtaining approval to market the Diasensor 1000 overseas. The Companies obtained a "CE" mark. In connection with obtaining a CE mark, the Companies have undergone a series of audits and have been certified as manufacturers and marketers in Europe for the Diasensor 1000.

In 1998, BICO, as designer and manufacturer of the device, was awarded ISO certification by TUV Rheinland, a company authorized to conduct such audits, which was contracted to perform a "conformity assessment" of BICO's quality system. BICO was awarded International Organization for Standardization ("ISO") Certification to the 9001 standard, evidencing that BICO has in place a total quality system for the design, development and manufacture of its products. BICO also was awarded EN46001 Certification, indicating it meets European standards for medical devices. Once the ISO 9001 certification was approved, and a technical file was submitted and approved by TUV, BICO received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits the Companies to sell the Diasensor and other medical products in Europe.

With regard to marketing the device within the United States, the Companies continued to work with the FDA to obtain approval. A revised 510(k) Notification was submitted in October 1996, and was followed by continued discussions with the FDA. During 1997 and 1998, the Company continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor 1000. Due to the Company's cash flow problems during 1998, testing did not proceed at the pace originally anticipated, and completion of the testing was delayed.

BICO continued various aspects of the Diasensor development, resulting upon a method by which the readings generated by the machine could be transmitted via modem to the patient's clinic or physician. Following an in-depth marketing study, the Company determined that the machines with this capability are more attractive to the patient, since there is the possibility of selling a telemedicine service which includes the machine, the patient, and his or her physician. The model of the Diasensor has been named the Diasensor 2000 to differentiate between this model and the earlier model. Upon the advice of the FDA, BICO determined that it was in the Companies' best interest to submit a PreMarket Approval Application ("PMA") to the FDA seeking marketing approval for the Diasensor 2000. In 1999 the FDA implemented a new PMA system wherein individual modules of a PMA submission could be made as they were ready. In May 1999, BICO submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA requested further information which will be submitted in future modules. Future modules will include non-clinical testing, such as product validation and safety testing, and human clinical trial data.

The Diasensor is a spectrophotometer capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light diffusely reflected back into the device, which it then displays on a liquid crystal display on the face of the instrument for the user to read. The Diasensor uses internal algorithms to calculate a glucose measurement.

Since the Diasensor will be calibrated individually, each instrument will be sold by prescription only and will be calibrated in the patient's home. This feature may limit the marketability of the Diasensor, and if the device is unable to qualify for third-party reimbursement, the Company's ability to market the device could be adversely effected.

Current Status of the Noninvasive Glucose Sensor

Hampered by the Companies' cash flow problems, progress on the Sensor project was slowed during 1998, which makes up part of Diasensor.com's Fiscal 1999. Once funds became available, the Company allocated resources to re-establishing active dialog with the FDA. To further that effort, the Company has engaged Joslin Diabetes Center to design and conduct clinical trials, which are necessary to obtain FDA approval.

In addition to the agreement with Joslin, the Company took other significant steps toward FDA approval. In February 1999 the Company submitted a PMA shell to the FDA for the Diasensor. The PMA shell is part of a relatively new FDA procedure, which divides submissions into modules. These modules, which were designed to facilitate and expedite FDA review, contain different pieces of the full PMA submission. However, from both its own experience and by observing other module submissions, the Company does not believe that the FDA intends to "approve" the PMA one module at a time. Rather, the Company has had meetings with the FDA, including an October meeting, where requirements for the "next step" in the process have been discussed without a specific FDA finding on prior submissions.

The Company is also developing a Telemedicine program for use with the Diasensor. This program would involve the use of a Diasensor, along with an internet software program. Each reading on the Diasensor would be automatically stored for transmission, via the internet, to a location, which would analyze the data and transmit it to the patient's physician. This use of historical readings is critical in the patient's analysis of trends in glucose levels, an important tool in both the treatment of diabetes and the use of insulin. The Company believes that this Telemedicine program, which would involve a monthly fee for the use of the device and the service, rather than a purchase of the device, will make the Diasensor technology available to larger numbers of diabetics.

As with all other FDA-related activities, the Companies cannot provide any assurances as to the date upon which the studies will be completed, the next module of the PMA will be submitted, or when the FDA will complete its review of such submission.

Although the Company's research and development team continues to have discussions with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for the Company to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor in the United States. In 1999, the Companies also focused additional effort on the European market, and are planning to send devices to different European sites for clinical evaluation in order to encourage those markets to use the Diasensor.

Diasensor.com is responsible for the marketing and sales of the Noninvasive Glucose Sensor. Diasensor.com plans to market the Noninvasive Glucose Sensor and the Telemedicine program directly to diabetics, through their doctors' orders. The Diasensor 1000 has been sold in Europe at a price approximately equivalent to US $8,500, and it is anticipated that the Diasensor would be sold at a similar price in other markets. The Telemedicine program will involve a monthly fee for the use of both the Sensor and the service. Such prices may be set at levels, which would limit its sales, absent third-party reimbursement. Due to the current vicissitudes of the health-care insurance industry, the Companies are unable to make any projections as to the availability of, or procedures required in connection with, third-party reimbursement. Although the Companies estimate, based on 1999 American Diabetes Association data, that there are nearly 16,000,000 diabetics in the United States, not all diabetics will be suitable users of the Noninvasive Glucose Sensor. Those diabetics who require and benefit from frequent glucose monitoring comprise the potential market for the Noninvasive Glucose Sensor. The Companies are unable to estimate the size of that market at this time.


Invasive Glucose Sensors

Currently, blood glucose levels are generally measured by use of invasive glucose sensors utilizing two different methods. The simplest method for monitoring blood glucose levels requires the user to prick a finger, draw a drop of blood, and place the blood on a chemically-treated test strip. After a specified amount of time has elapsed, the blood must be blotted or wiped off. After an additional amount of time has elapsed, the color of the test strip is visually compared to that of a color chart, and the glucose level is read from the chart. The second method requires the user of an invasive glucose sensor to prick a finger, draw a drop of blood, and to place the blood on a test strip similar to those described above. Later, the user must wait a prescribed period of time and place the test strip in the invasive glucose sensor, which will display a readout of the blood glucose level. Diasensor.com believes that many of the existing invasive glucose sensors are complicated, time-consuming, prone to user error, inconvenient, unpleasant and entail significant ongoing expenditures by the user for supplies.

The Company believes that these methods generally yield accuracy levels within plus or minus 25-30 mg/dl of actual glucose levels (depending upon testing conditions). Diasensor.com believes that if current research and development efforts are successful, the Noninvasive Glucose Sensor will have a range of accuracy at least as accurate as currently available invasive glucose sensors.

With either method, adequate control of blood glucose levels requires several finger pricks each day, which is an unpleasant experience for the user, especially for children. Depending upon the relative facility of the user, it generally takes at least two to four minutes for a readout to be provided from existing invasive glucose sensors. Moreover, the ongoing costs of repeated testing are significant to the average user, given the cost of test strips, lancets, swabs, antiseptics, test solutions, etc., and could represent a monthly cost of up to $100 or more. Diasensor.com believes that if the Noninvasive Glucose Sensor is successfully developed, manufactured and marketed, the unpleasantness of existing testing methods will be effectively eliminated, and the expense and inconvenience will, over the long term, be significantly reduced.

A clinical invasive glucose sensor marketed by Yellow Springs Instruments, Inc. (the "Yellow Springs Sensor") is an invasive glucose sensor, which is relatively non-portable and costs approximately $8,000 per unit. It is used nearly exclusively by hospitals and other institutions. The Yellow Springs Sensor has significantly different abilities, characteristics and limitations than existing invasive glucose sensors. Although Diasensor.com believes that the Yellow Springs Sensor yields higher accuracy levels than other invasive glucose sensors (within plus or minus 3% of actual glucose levels) within up to 30 minutes, Diasensor.com believes that its Noninvasive Glucose Sensor may be more desirable to most users of existing invasive glucose sensors, who typically value speed and convenience, who do not require the higher accuracy levels achieved by the Yellow Springs Sensor, and who do not want to utilize invasive methods.

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

Foreign Subsidiaries

In  connection  with  its office in London, Diasensor.com  formed
Diasensor.com U.K. Limited. Operations of this subsidiary is currently limited to the employment of part-time consultants.

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

Manufacturing

Production and inventory buildup of the Diasensor 1000 is expected to continue. Manufacturing of the Diasensor 1000 for sale in the U.S. will not begin without FDA approval. BICO will act as Diasensor.com's exclusive manufacturer of production units of the Noninvasive Glucose Sensor for fifteen years (See, "Manufacturing Agreement"). Pursuant to the Manufacturing Agreement, BICO will manufacture units of the Noninvasive Glucose Sensor for sale to Diasensor.com at its manufacturing facility in Indiana, PA, although BICO may use various subcontractors to provide certain components. The Companies plan to have the optics, software, electronics and other mechanical components supplied to BICO for assembly on a coordinated basis with BICO's production schedule. After manufacturing is underway, BICO does not expect to maintain significant inventories and, as a result, backlogs may occur from time to time.

In September 1992, BICO entered into a 10-year lease with the Indiana County Board of Commissioners for a 22,500 square foot facility located in Indiana, PA. BICO renovated the facility and ordered the required capital equipment and machinery necessary for assembly operations. During 1999, all of the Companies' Indiana, PA operations were moved to this location, which is now used for manufacturing, research and development and administrative functions. During 1995, BICO obtained an additional 45,500 square feet of manufacturing space, which is being completed for manufacturing. In 1998, BICO vacated this additional space to its lessor in return for the lessor?s agreement not to pursue legal action against BICO for nonpayment of rent.

BICO has undertaken, pursuant to the Manufacturing Agreement, to comply with good manufacturing practices and other regulatory standards and intends to establish a quality control and quality assurance program once manufacturing begins. Although the Companies plan to work closely to coordinate the implementation of these undertakings, there can be no assurance that BICO will meet Diasensor.com's requirements for quality, quantity, or timeliness.

Marketing and Distribution

Although Diasensor.com's officers and marketing employees have experience in sales, marketing, and/or distribution, Diasensor.com has no direct prior or existing experience. Diasensor.com's officers have such experience, but not specifically in the biomedical device industry (See, "Directors and Executive Officers"). Although the Company believes that a successfully developed Noninvasive Glucose Sensor will attract a market, the Company anticipates that substantial marketing efforts and the expenditure of significant funds may be necessary to inform potential customers and distributors of the distinctive characteristics and benefits of the Company's Noninvasive Glucose Sensor. The Company's success will also depend to a significant extent on its ability to establish an effective internal marketing organization.

In addition, the Company's operating results will depend largely on its ability to establish successful arrangements with domestic and international distributors and marketing partners. Diasensor.com also contemplates that it will employ a direct sales force focusing directly on diabetics. Although the Company believes that a successfully developed Noninvasive Glucose Sensor, including the Telemedicine internet monitoring program, will be a profitable product for the Company, there can be no assurances that Diasensor.com will be able to establish sufficient direct sales capabilities and distribution relationships or that it will be successful in gaining market acceptance and profitability through sales of its products.


Patents, Trademarks and Licenses

Diasensor.com owns a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" (the "Patent") which covers certain aspects of a process for measuring blood glucose levels noninvasively. Such Patent was awarded to BICO's research team in December 1991 and was sold to Diasensor.com pursuant to a Purchase Agreement dated November 18, 1991 (See, "Intercompany Agreements"). The Patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If marketing of a product made under the Patent is delayed by clinical testing or regulatory review, an extension of the term of the Patent may be obtained. Diasensor.com's Patent relates only to noninvasive sensing of glucose but not to other blood constituents. Diasensor.com has filed corresponding patent applications in a number of foreign countries.

A second patent application was filed by BICO in December 1992, which was assigned to Diasensor.com. This second patent contained new claims, which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995.

In May 1993, four additional patent applications were filed by BICO's research teams related to the methods, measurement and noninvasive determination of analyze concentrations in blood.

As of November 1999, a total of seven patents have been issued, all of which have been assigned to Diasensor.com, and additional patents are pending. Corresponding patent applications have been filed in foreign countries where the Company anticipates marketing the Noninvasive Glucose Sensor.

BICO's research team continues to file patent applications, provisional patent applications, some of which are being converted into "PCTs" (Patent Cooperative Treaty), which reflect the continued research and development and additional refinements to the Noninvasive Glucose Sensor.

Diasensor.com or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the Noninvasive Glucose Sensor and related processes.

Those competitors known by Diasensor.com to be currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that such patents may require Diasensor.com to alter any model of the Noninvasive Glucose Sensor or the underlying processes relating to the Noninvasive Glucose Sensor, to obtain licenses, or to cease certain activities.

The Company also relies upon trade secret protection for its confidential and proprietary information. Although Diasensor.com and BICO take all reasonable steps to protect such information, including the use of Confidentiality Agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the Company's trade secrets, disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company has registered its trademark "Diasensor ", which is intended for use in connection with the Diasensor models. The
Company intends to apply, at the appropriate time, for registrations of other trademarks as to any future products of the Company.


Warranties and Product Liability

Because the Company has not yet begun its manufacture or sale of any products, it has not extended any warranties or incurred product liability risk. BICO and Diasensor.com currently have product liability insurance. Upon the initiation of manufacture or sale of products, the Company will attempt to obtain additional insurance to cover product liability risk, if necessary.

Source of Supply

Once production of the Noninvasive Glucose Sensor begins, BICO, as the manufacturer (See, "Intercompany Agreements"), will be dependent upon suppliers for some of the components required to manufacture the Noninvasive Glucose Sensor. Some components may not be generally available, in which case BICO and the Company may become dependent upon those suppliers, which do provide such specialized products.

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

The Noninvasive Glucose Sensor will compete with existing invasive glucose sensors. Although the Company believes that the features of the Noninvasive Glucose Sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, there can be no assurance that the Noninvasive Glucose Sensor will compete successfully. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and Lifescan (an affiliate of Johnson & Johnson).

Such companies have established marketing and sales forces, and represent established entities in the industry. Certain of the Company's competitors (including their corporate or joint venture partners or affiliates) currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than Diasensor.com, and may have other competitive advantages over Diasensor.com (based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty). Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products (or otherwise make them more price competitive) so as to enhance their marketing competitiveness relative to the Company's Noninvasive Glucose Sensor. Accordingly, there can be no assurance that the product, or Diasensor.com as marketer for the Noninvasive Glucose Sensor, will be able to compete favorably with such competition.

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

Among the other companies investigating infrared technology to measure blood glucose levels noninvasively is CME Telemetrix in Waterloo, Ontario, Canada. CME is reportedly conducting tests with a desktop monitor that uses near-IR wavelengths. OptiScan Biomedical in Alameda, California is developing a device that uses far-IR wavelengths. Rio Grande Medical Technologies of Albuquerque, New Mexico is designing a photonics-based device. Rio Grande is currently funded by Johnson & Johnson.

Other companies claim that they are designing systems that are semi-invasive. SpectRx in Norcross, Georgia is using a laser to create micropores on the skin without the invasive penetration of a metal needle or lancet. The device then gives a glucose reading from the interstitial fluid collected from the micropores. Cell Robotics International, Inc. in Albuquerque, New Mexico is also using a laser device that perforates the skin. Called the Lasette, a single-pulse Er:YAG laser ablates a small hole in the fingertip to extract capillary blood for glucose testing. A continuous glucose monitoring system from MiniMed, Inc. in Sylmar, California received FDA approval in June 1999. The device includes a catheter with a small sensor at its tip that is inserted through the skin, sending readings via a small wire to a sensor. A new sensor must be reinserted under the skin every two to three days.

Cygnus of Redwood, California recently received FDA approval for its GlucoWatch that leeches glucose through the skin by electrical stimulation. The glucose triggers an electrochemical reaction in a disposable transdermal pad that acts as a biosensor, generating electrons. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical currents to draw fluid through the skin, each person must use finger prick technology every day to calibrate and use the device.

Certain organizations are also actively engaged in researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. Diasensor.com is not aware of any new or anticipated technology that would effectively render the Noninvasive Glucose Sensor obsolete or otherwise not marketable as currently contemplated. However, there can be no assurance that future technological developments or products will not make the Noninvasive Glucose Sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even effectively obsolete.

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

Diasensor.com may conclude clinical testing on any device at any point at which it believes additional data is not necessary for inclusion in the 510(k) Notification. Such notification will include a detailed description of the prototype and data produced during clinical trials. The 510(k) Notification review by the FDA involves a substantial period of time, and requests for additional information and clinical data will require additional time. Although the Company does not anticipate extraordinary problems, there can be no assurance that the 510(k) Notification will ultimately be approved, or when it will be approved.

The 510(k) Notification filed by the Company for the Diasensor 1000 indicated that the device is "substantially equivalent" to similar existing devices, namely invasive glucose sensors. In connection with its review of the Company's 510(k) Notification, the FDA will determine whether the device is "substantially equivalent" to a similar existing device based upon the following factors: (i) whether the device has the same "intended use" as an the existing device; and (ii) whether the device has the same technological characteristics as the existing device, unless the different technological characteristics do not adversely affect its safety and effectiveness. Although the Company and the IRBs believe that the Noninvasive Glucose Sensor satisfies those requirements, thus qualifying for a 510(k) Notification, there can be no assurance that the FDA will agree. Although its correspondence with the Company appears to indicate that the FDA believes that the 510(k) Notification is the appropriate filing for the Diasensor 1000, should the FDA determine that the device is not "substantially equivalent" to an existing device, or refuse to approve the 510(k) Notification for any reason, the Company would be required to submit to the FDA's full pre-market approval process, which would require additional testing, and result in significant delays and increased expenses. The FDA's pre-market approval process is more extensive, time-consuming and will result in increased research and development expenses, while delaying the time period in which BICO and Diasensor.com could begin manufacturing and marketing the product.

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

The Company may also be required to comply with the same regulatory requirements prior to introducing the Diasensor 2000, or other models of the Noninvasive Glucose Sensor, to the market. Any changes in FDA procedures or requirements will require corresponding changes in the Company's obligations in order to maintain compliance with FDA standards. Such changes may result in additional delays or increased expenses.

The FDA's Good Manufacturing Practices for Medical Devices specifies various requirements for BICO's manufacturing processes and maintenance of certain records.

Because the FDA approval process has been subject to several delays, the Companies have focused efforts on obtaining approval to sell its device in Europe (SEE, "The Company and its Business").

Human Resources

Diasensor.com currently has no full-time employees. Diasensor.com employs consultants in its London office. The Company believes that, if and when FDA approval is obtained for the Noninvasive Glucose Sensor, or manufacturing and marketing begins, it will employ approximately 48 persons on a full-time or part-time basis in the United States, and approximately sixteen persons in each foreign office. Diasensor.com's success will depend upon the efforts of its key management personnel, the departure of any of whom may adversely affect Diasensor.com's business. None of the Company's employees are represented by a collective bargaining unit, and Diasensor.com considers its relations with its employees to be excellent.

Financial  Information About Foreign and Domestic Operations  and
Export Sales

The Company's operations are located primarily in the United States of America. In 1994, the Company incorporated a majority-owned foreign subsidiary, Diasensor.com U.K. Limited, in order to facilitate the opening of its office in London, England. Although the Company is currently taking orders in its London office, the Company has had no sales, foreign or domestic, since its inception.


Item 2. Properties

In April 1992, Diasensor.com purchased an office condominium for $190,000. The office, which consists of approximately 4600 square feet, is located at 2275 Swallow Hill Road, Building 2500, 2nd Floor, Pittsburgh, PA 15220. Due to cash flow problems, the Company sold the office condominium in 1999, and now leases the space for its administrative offices. BICO continues to lease a portion of the office at a monthly rental amount of $3,544 plus one-half of the utilities (See, "Certain Relationships and Related Transactions").

As of November 1999, Diasensor.com has an office in London, England for the purpose of taking orders for the Diasensor 1000.

The  Company  believes  that  its  existing  facilities  will  be
sufficient  to  meet its needs through Fiscal 1999.   Should  the
Company require additional space, the Company believes such space will be available at reasonable commercial rates.

Item 3. Legal Proceedings

In April 1996, the Pennsylvania Securities Commission commenced a private investigation into Diasensor.com's sales of its common stock pursuant to its public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. The Company has been cooperating fully with the state and has provided all of the information requested. As of the date of this filing, no determinations had been made, and no orders have been issued.

In May 1996, the Company, along with BICO and BICO's individual directors, including David Purdy and Fred Cooper, who are also officers and directors of Diasensor.com, was served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. The action is pending in federal district court for the Western District of Pennsylvania, and remains in the pre-trial pleadings stage with the consent of all parties. No determinations as to possible liability or exposure are possible at this time, although the Company does not believe that any violations of the securities laws have occurred.

In April 1998, the Company was served with a subpoena requesting documents in connection with an investigation by the U.S. Attorneys' office for the Western District of Pennsylvania. The Company has submitted various scientific, financial and contractual documents in response to such requests.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                            PART II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

Diasensor.com was incorporated in the Commonwealth of Pennsylvania on July 5, 1989. Diasensor.com has the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of November 30, 1999, 22,980,051 shares of common stock were outstanding. No shares of Preferred Stock are outstanding. As of November 30, 1999, there were currently exercisable warrants outstanding to purchase 8,639,113 shares of the common stock of Diasensor.com at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through November 3, 2004.

As  of  November  30,  1999, the Company  had  approximately  600 holders of record for its common stock and no holders of record for its preferred stock.

Diasensor.com is not currently listed on any stock exchange or market. The Company currently acts as its own registrar and transfer agent for its common stock and its warrants. Currently, there is no established public trading market for the Company's common stock.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to cumulative voting rights in the election of directors. In cumulative voting, the holders of common stock are entitled to cast, for each share held, the number of votes equal to the number of directors to be elected. A holder may cast all of his or her votes for one nominee or distribute them among any number of nominees for election. Subject to any preferences that may be granted to any holders of preferred stock, the holders of common stock are entitled to receive, on a pro rata basis, dividends out of funds legally available for distribution, when and if declared by the Board of Directors, and to share ratably in the assets of Diasensor.com legally available for distribution to its shareholders in the event of liquidation, dissolution or winding-up of Diasensor.com. The holders of common stock have no preemptive, redemption or conversion rights. The shares of common stock currently outstanding are fully paid and nonassessable.


Preferred Stock

The Company's Articles of Incorporation permit the issuance of up to 1,000,000 shares of preferred stock. No shares of preferred stock are currently issued or outstanding. Diasensor.com has no present intention to issue any such shares; although there can be no assurance that preferred stock will not be issued in the future.

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

Warrants

As of November 30, 1999 there were outstanding warrants, all of which are currently exercisable, to purchase 8,639,113 shares of common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates ranging from December 2, 1999 to November 3, 2004. During Fiscal 1999 2,070,000 warrants were granted. The warrants were issued to directors, officers and employees of Diasensor.com and to certain other persons for certain goods and services transferred or rendered to Diasensor.com and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. Diasensor.com may not redeem the warrants prior to their expiration.

Employment Agreement Provisions Related to Changes in Control

Diasensor.com has entered into agreements (the "Agreements") with Fred E. Cooper and David L. Purdy pursuant to which they receive annual salaries of $100,000, and $50,000 from Diasensor.com, respectively, all of which are subject to review and adjustment annually. As of the end of Fiscal 1999, such annual salaries had been increased to $372,000 and $325,000 respectively, although, due to the Company's cash flow problems, full payment was not made during Fiscal 1998 or1999. The initial term of Messrs. Cooper's and Purdy's Agreements expired on October 31, 1999, but the Agreements were automatically renewed for additional three-year periods; such renewals will continue unless any party gives proper notice of non-renewal. The Agreements also provide that in the event of a "change of control" of Diasensor.com, Diasensor.com is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) of the outstanding shares of common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of the Agreements: (i) when 20% or more of Diasensor.com's outstanding voting stock is acquired by any person, (ii) when one-third (1/3) or more of Diasensor.com's directors are not Continuing Directors (as defined in the Agreements), or (iii) when a controlling influence over the management or policies of Diasensor.com is exercised by any person or by persons acting as a group within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (See, "Employment Agreements").

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from the Company's audited consolidated financial statements. These financial statements have been audited by Thompson Dugan, P.C. for the twelve-month periods ended September 30, 1999, 1998, 1997, 1996, 1995 and 1994, the reports of each of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the financial statements of the Company and related notes thereto included elsewhere in this report.



                  12 mos.     12 mos.     12 mos.     12 mos.     12 mos.
                   Ended       Ended       Ended       Ended       Ended
                   9/30        9/30        9/30         9/30        9/30
                   1999        1998        1997         1996        1995

 R&D          $     -0-     $     -0-    $   -0-      $    -0-     $ 3,487,882
 Expenses

 General &
 Administrative
 Expenses     $ 1,354,066   $   669,764  $ 1,023,961  $ 1,509,298  $ 2,323,279

 Warrant
 Extensions   $   272,078   $    25,000  $ 5,593,875  $ 7,644,033  $ 4,650,000

 Net Loss    ($   753,501) ($ 2,914,329)($ 6,564,837)($ 9,021,823)($10,361,514)

 Total
 Assets       $    38,324   $   292,322  $ 3,108,243  $ 4,171,910  $ 5,407,401

 Total        $    91,214   $    92,327  $    22,419  $    20,624  $ 1,323,980
 Liabilities

 Working
 Capital     ($    84,559) ($    44,724) $ 2,862,349  $ 3,914,198  $ 3,839,965
 (Deficit)

 Accumulated
 Deficit     ($45,628,601) ($44,875,100)($41,960,771)($35,395,934)($26,374,111)

 Net Loss
 Per Common
 Share       ($.03)        ($.13)       ($.29)       ($.39)       ($.54)


 Cash
 Dividends
 Per Share:    $ -0-        $ -0-        $ -0-        $ -0-        $ -0-
 Common



Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Diasensor.com  operates on a fiscal year  ended  September  30th.
Therefore, years are referred to as Fiscal years; for example, the year from October 1, 1998 through September 30, 1999 is referred to as Fiscal 1999.

Forward-Looking Statements

In addition to Part I of this Form 10-K, the Management's Discussion and Analysis section also contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

Diasensor.com's cash balance at September 30, 1999 was $6,525, a decrease from $41,811 at September 30, 1998 and $1,181,070 at September 30, 1997. The decrease occurred because the Company did not raise additional capital during Fiscal 1998 or Fiscal 1999, with no income generated from operations. As a result, the Company experienced significant cash flow problems during Fiscal 1998 and Fiscal 1999. Diasensor.com had negative working capital of ($84,559) at September 30, 1999 and ($44,724) at September 30, 1998, as compared to positive working capital of $2,862,349 at September 30, 1997. This fluctuation in working capital was primarily attributable to net advances and repayments of advances to BICO and funds raised from sales of its stock in Fiscal 1996, with no sales of stock or other capital-raising activities during Fiscal 1997, Fiscal 1998 and Fiscal 1999.

In July 1995, BICO and Diasensor.com agreed to suspend billings, accruals and payments due pursuant to the R&D Agreement pending the FDA's review of the Diasensor 1000. The suspension continued during Fiscal 1999; no amounts are due or being accrued pursuant to the R&D Agreement.

During Fiscal 1998, the Company made allowances for doubtful accounts, including amounts owed to the Company from BICO. During Fiscal 1999 the Company reduced the allowance for doubtful accounts to reflect a reduction in amounts due from BICO. These allowances were recorded based upon the current financial position of BICO.

Diasensor.com has entered into employment agreements (the "Agreements") with Fred E. Cooper and David L. Purdy effective November 1, 1994, pursuant to which they were originally entitled to receive annual salaries of $100,000 and $50,000, respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1999, such annual salaries had been increased to $372,000 and $325,000, respectively, although, due to the Company's cash flow problems, such amounts were not paid during Fiscal 1998 (See, "Executive Compensation"). The initial term of the Agreements expired on October 31, 1999 and was automatically renewed for a three-year period. The Agreements are subject to review, adjustment and renewal. In the event of a change in control of the Company, as defined in the Agreements, and termination of employment, continuation of salaries at 100%, which decreases to 25% over time, are payable in addition to the issuance of stock as set forth in the Agreements. The Agreements also provide for severance and disability benefits under certain circumstances (See," DIRECTORS AND EXECUTIVE OFFICERS - Employment Agreements").

Based on Diasensor.com's available cash, the ability of Diasensor.com and its affiliates to raise capital, its rate of monthly expenditures and the deferrals agreed upon by Diasensor.com and BICO, Diasensor.com believes that it will be able to continue its current activities for a limited time. If Diasensor.com is not able to obtain additional financing or if such additional financing is insufficient, Diasensor.com will be required to cease operations and the development of the Noninvasive Glucose Sensor altogether.

Accordingly, Diasensor.com may be required to seek substantial additional financing from third parties to complete the development of the Noninvasive Glucose Sensor, to obtain FDA approval to market the Noninvasive Glucose Sensor and to provide for its general working capital requirements during that time period. There can be no assurance that such additional financing will be available or available on terms acceptable to Diasensor.com. Moreover, certain demands on liquidity, such as technological, regulatory or legal problems, could cause Diasensor.com's liquidity to be further burdened. Diasensor.com does not currently have any additional sources of liquidity or working capital, including bank lines of credit, etc. Long-term working capital needs are expected to be met through sales of the Noninvasive Glucose Sensor, although no assurance can be made that the Noninvasive Glucose Sensor will be successfully developed, manufactured, marketed or commercially viable.

Results of Operations

During  Fiscal  1999,  1998  and 1997, research  and  development
expenses  were  $0.   This decrease was due  to  the  agreed-upon
suspension of billings by Diasensor.com and BICO pursuant to the R&D Agreement (See, "Liquidity and Capital Resources").

General and administrative expenses aggregated $1,354,066 during Fiscal 1999, as compared to $669,764 during Fiscal 1998, and $1,023,961 during Fiscal 1997. This decrease during Fiscal 1998 was due primarily to the suspension of billings pursuant to the
R&D Agreement, and the reduction in personnel due to the Company's cash flow problems. Other income aggregated $48,973 in Fiscal 1999, as compared to $62,914 in Fiscal 1998, and $52,999 in Fiscal 1997. Other income is comprised of interest income and rental income; rental income averages approximately $42,000 per year (all of which was paid by BICO to Diasensor.com), and the balance of other income is from interest earned on deposits of liquid assets.

During Fiscal 1999, 1998 and 1997, the Company extended 2,561,213; 10,000; and 2,236,550 warrants, respectively, which were originally granted to certain officers, directors, employees and consultants in 1992 through 1994, until 2000 through 2002, respectively. Because the exercise price of some of the warrants ($1.00 or $.50 per share) was lower than the market price of the common stock at the time of the extensions (which is assumed to be $3.50 per share, although there is currently no public trading market for the common stock), $272,078 was charged against operations in Fiscal 1999; $25,000 was charged to operations in Fiscal 1998; and $5,593,875 was charged to operations in Fiscal 1997.

During Fiscal 1999, the Company recovered $823,670 in amounts due from BICO which had been part of the Fiscal 1998 charge of $2,282,479 to a provision for doubtful accounts, reflecting amounts due to the Company from BICO, due to BICO's financial position.

Income Taxes

As of September 30, 1999, the Company had approximately $23,700,000 in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2013. The Company also has federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013.

Supplemental Financial Information (unaudited)

In  November  1999,  the Company extended  warrants  to  purchase
600,000 shares of common stock, which would have otherwise expired.

Item 8.  Financial Statements and Supplementary Data.

The Company's consolidated financial statements appear on pages F-1 through F-21 of this report.

Item  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure
None.

                            PART III

Item 10. Directors and Executive Officers

The directors and executive officers of the Company are as follows:


     Name             Age       Director      Positions Held
                               Since

David L. Purdy        71          1989         Chairman of the Board,
                                               Chief Scientist,
                                               Director

Fred E. Cooper        53          1989         President, CEO, Director

Anthony J. Feola      51          1991         Director
Feola

Patrick H. O'Neil     84          1999         Director


DAVID  L.  PURDY,  71,  is the Chairman of the  Board  and  Chief
Scientist of the Company. Mr. Purdy has been a director since the Company's inception and became Chairman of the Board in October 1992. Mr. Purdy acted as the Company's Treasurer from its inception until October 1992, when he became its Chief Scientist. Mr. Purdy has been employed primarily as the President of BICO from 1972 to the present. Mr. Purdy is currently the President, Chairman of the Board and a director of BICO. Mr. Purdy currently devotes approximately 40% of his time to Diasensor.com, and 60% of his time to BICO and its subsidiaries.

FRED E. COOPER, 53, has been the President and a director of the Company since its inception. Prior to joining the Company, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as Executive Vice President until his resignation and divestiture of ownership in August 1990. Mr. Cooper is the Chief Executive Officer and a director of BICO. Mr. Cooper currently devotes approximately 40% of his time to Diasensor.com and 60% to BICO and its subsidiaries.

ANTHONY J. FEOLA, 51, has been a director of the Company since February 1991. In addition, Mr. Feola served as the Company's Chief Operating Officer until April 1994, when he rejoined BICO as its Senior Vice President. At that time, BICO assumed Mr. Feola's employment contract with Diasensor.com. Mr. Feola also served as the Company's Vice President of Marketing and Sales from December 1991 until October 1992. Until January 1, 1992, he was BICO's Vice President of Marketing and Sales. Prior to joining BICO in November 1989, Mr. Feola was Vice President and Chief Operating Officer with Gateway Broadcasting in Pittsburgh, PA and a National Sales Manager for Westinghouse Corporation, also in Pittsburgh, PA. He also serves as a director of BICO.

PATRICK H. O'NEILL, 84, was appointed to the Board in 1999. Mr. O'Neill is a former Chairman of the Board of Joslin Diabetes Center in Boston, Mass. He obtained his engineering degree from the University of Alaska, which has subsequently honored him as both a Distinguished Alumni and an Outstanding Alumnus of the School of Mineral Industry. His career began with a job as a miner in Alaskan open cut gold mines, where he worked his way through college. Other than four years of military service, his career was spent in the mining industry. He progressed to chief engineer and ultimately the President of International Mining Corporation and several of its subsidiaries. Since 1982, he has worked as an international consultant to the gold mining industry, and serves as a director of Zemex Corporation in Toronto, the American Geographical Society in New York and the Ireland U.S. Council for Commerce and Industry.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the Fiscal Years ended September 30, 1999, 1998 and 1997 of those persons who were, at September 30, 1999: (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").



             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                           ($)    Warrants
Position                                                   (number of
                                                           shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          1999  $ 288,792    $ 0         $ 0        678,545(3)(4)           $ 0
Cooper,          1998  $ 173,875    $ 0         $ 0        0                       $ 0
CEO (5)          1997  $ 150,000    $ 0         $ 0        363,500(4)              $ 0
-----------------------------------------------------------------------------------------------
David L.         1999  $ 202,083    $ 0         $ 0        800,000(3)(4)           $ 0
Purdy            1998  $  91,667    $ 0         $ 0        0                       $ 0
Chief Scientist  1997  $  87,500    $ 0         $ 0        0                       $ 0
(6)
-----------------------------------------------------------------------------------------------


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

(2) During the years ended September 30, 1999, 1998 and 1997, the Named Executives received medical benefits under the Company's group insurance policy.

(3) During Fiscal 1999, the Named Executives were granted warrants as follows: Fred E. Cooper and David L. Purdy each received warrants to purchase 200,000 shares of the Company's common stock at $.50 per share until January 27, 2004. No warrants were granted to the Named Executives during Fiscal 1997 or 1998.

(4) During Fiscal 1999 and Fiscal 1997, the Company extended warrants previously issued to the Named Executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes. However, such warrants do not appear in the "Option/Warrant Grant" Table, since, at the time of the extension, the exercise price of the warrants (which remained unchanged at $.50 per share) was equal to the designated "market price" of the common stock, which is assumed to be $.50 per share, although there is currently no public trading market for the common stock. During Fiscal 1999 both Fred E. Cooper's and David L. Purdy's warrants to purchase 300,000 shares of the Company's common stock at $.50 per share were extended until March 25, 2004; and warrants to purchase 178,545 and 300,000 shares were extended to May 7, 2004 for Fred E. Cooper and David L. Purdy, respectively.

(5) Due to the Company's cash flow problems, Mr. Cooper's full salary was not paid during Fiscal 1998. Mr. Cooper will be, or was paid salary and bonuses aggregating approximately $660,417, $382,298, and $442,000 by BICO and its other subsidiaries during calendar years 1999, 1998 and 1997, respectively.

(6) Due to the Company's cash flow problems, Mr. Purdy's full salary was not paid during Fiscal 1998. During Fiscal 1997, Mr. Purdy waived part of his $100,000 salary, and voluntarily decreased his annual salary in BICO. Mr. Purdy was or will be paid salary and bonuses aggregating approximately $183,333, $75,135, and $154,000, by BICO during calendar years 1999, 1998, and 1997, respectively.

          Option/Warrant/SAR Grants in Last Fiscal Year


                                                           POTENTIAL REALIZED
                                                            VALUE AT ASSUMED
                                                            ANNUAL RATES OF
                                                                 STOCK
INDIVIDUAL GRANTS (1)                                      PRICE APPRECIATION
                                                                  FOR
                                                             OPTION TERM (3)
                       Percent
                         of
            Number      Total
              of       Options/
         Securities      SARs    Exercise  Expiration
Name     Underlying    Granted      or        Date     5% ($)   10%($)     0%($)
          Options/       to        Base
           SARs        Employee    Price
         Granted         in        ($/Sh)
           (#)         Fiscal
                       Year(2)


Fred E.
Cooper   200,000       10.0%      $ .50    01/27/04    $30,000  $ 62,000   $0



David L.
Purdy    200,000       10.0%      $ .50    01/27/04    $30,000  $ 62,000   $0

__________________________________________

(1) During Fiscal 1999, certain warrants previously granted to the Named Executives in 1991 were extended. These warrants, which aggregate 600,000 and 478,545 for Mssrs. Purdy and Cooper, respectively, are not included in this Table, since the exercise price of the warrants was equal to the designated "market price" of $.50 per share at the time of the extension.

(2)  For  purposes  of calculating these percentages,  the  total
     number   of   warrants  granted  during  Fiscal   1999   was
     2,070,000.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of Fiscal 1999 and the fair value of the Company's common stock price from the date of the grant or extension until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the warrants), assuming the values set forth ($.50 per share, which is the price the Company has designated; there is currently no trading market for the common stock):

         STOCK PRICE ON DATE       EXPIRATION
         OF GRANT                     DATE       5%        10%

          1/27/99: $.50             1/27/04      $.65      $.81


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

  AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
       AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE


                                            Number of
                                            Securities          Value of
                                            Underlying          Unexercised
                                            Unexercised         In-the-Money
               Shares                       Options/SARs        Options/SARs
               Acquired on                  at FY-End (#)       at FY-End ($)
               Exercise     Value           Exercisable/        Exercisable/
    Name       (#)(1)(2)    Realized($)(3)  Unexercisable(4)    Unexercisable(5)

 Fred E. Cooper   -0-           -0-           1,180,045(6)         $ 0

 David L.
 Purdy            -0-           -0-           1,056,250(7)         $ 0
 _________________

(1) This figure represents the number of shares of common stock acquired by each Named Executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 1999, neither of the Named Executives exercised any warrants to purchase common stock.

(3) The value realized of the warrants exercised would be computed by determining the spread between the market value of the underlying securities at the time of exercise minus the exercise price of the option or warrant.

(4) All warrants held by the Named Executives are currently exercisable.

(5) The value of unexercised warrants is computed by subtracting the exercise price of the outstanding warrants from $.50 per share, the price per share in the Company's current public offering, although there is currently no market for the Company's common stock. Because none of the Named Executive's warrants were granted at exercise prices less than $.50 per share, none of the warrants are "in-the-money" for purposes of this table.

(6) Includes warrants to purchase: 138,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 2004); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 2002); 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27, 2000); and 200,000 shares of common stock at $.50 per share until January 27, 2004.

(7) Includes warrants to purchase: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 6,250 shares of common stock at $1.00 per share until April 15, 2000; 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7,
     2004); and 200,000 shares of common stock until January 27, 2004.

Employment Agreements

Diasensor.com   has  entered  into  employment  agreements   (the
"Agreements") with Fred E. Cooper and David L. Purdy effective November 1, 1994, pursuant to which they were originally entitled to receive annual salaries of $100,000 and $50,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 1999, such annual salaries had been increased to $372,000, and $325,000, respectively, although, due to the
Company's  cash flow problems, full payment was not  made  during
Fiscal  1998.   The  initial term of the  Agreements  expired  on
October 31, 1999, but continues thereafter for additional three-year terms unless any of the parties give proper notice of non-
renewal.   The  Agreements also provide that in the  event  of  a
"change of control" of Diasensor.com, Diasensor.com is required to issue to Messrs. Cooper and Purdy shares of common stock equal to five percent (5%) of the outstanding shares of the common stock of the Company immediately after the change in control. In general, a "change of control" is deemed to occur for purposes of
the   Agreements   (i)  when  20%  or  more  of   Diasensor.com's
outstanding voting stock is acquired by any person, (ii) when one-
third  (1/3)  or  more  of  Diasensor.com's  directors  are   not
Continuing Directors (as defined in the Agreement), or (iii) when a controlling influence over the management or policies of Diasensor.com is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, in the event of a change in control within the term of the Agreements or within one year thereafter, Messrs. Cooper, and Purdy are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50% of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. Diasensor.com is also required to continue medical insurance coverage for Messrs. Cooper and Purdy and their families during such periods. Such severance payments will terminate in the event of the employee's death.

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

The Agreements also generally restrict the disclosure of certain confidential information obtained by Messrs. Cooper and Purdy during the term of the Agreements and restricts them from competing with Diasensor.com for a period of one year in specified states following the expiration or termination of the Agreements.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management

                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Biocontrol             11,975,000         52.1%      11,975,000       52.1%
Technology, Inc.
300 Indian Springs Rd.
Indiana, PA  15701

David  L.  Purdy (5)       32,000            *        1,088,250(6)     4.5%
300 Indian Springs Road
Indiana, PA 15701

Fred  E.  Cooper           22,000            *        1,202,045(7)     5.0%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola           20,000            *          820,000(8)     3.4%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Patrick H. O'Neill              0            *          100,000(9)      *
42 Dunning Road
New Canaan, CT 06840

All directors and          74,000            *        3,210,295(9)     12.3%
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

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 1999. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 1999 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5)  Does  not  include shares held solely by Mr.  Purdy's  adult
     children.   Mr. Purdy disclaims any beneficial  interest  to
     shares held by members of his family.

(6) Includes currently exercisable warrants to purchase the following: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996(extended until March 25, 2004); 6,250 shares of common stock at $1.00 per share until April 15, 2000; 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 2004); and 200,000 shares of common stock at $.50 per share until January 27, 2004.

(7)  Includes  currently  exercisable warrants  to  purchase  the following: 138,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 2004); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October
     25, 2002); 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27,
     2000); and 200,000 shares of common stock at $.50 per share until January 27, 2004.

(8)  Includes  currently  exercisable warrants  to  purchase  the following: 100,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 100,000 shares of common stock at $.50 per share until October 23, 1995 (extended until October 23, 2003); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); and 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 2004).

(9) Includes currently exercisable warrants to purchase the following: 100,000 shares of common stock at $.50 per share until September 8, 2004.

(10) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

Item 13. Certain Relationships and Related Transactions

Diasensor.com and BICO (the "Companies") share common officers and directors. In addition, the Companies have entered into several intercompany agreements, which are summarized below. Management believes that it was in the best interest of Diasensor.com to enter into such agreements and that the transactions were based on terms as fair as those which may have been available in comparable transactions with third parties. However, no unaffiliated third party was retained to independently determine the fairness of such transactions. The Company's policy concerning related party transactions requires the approval of a majority of the disinterested directors.

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

Leases and Property

Diasensor.com rents an office condominium in Pittsburgh, PA (See, "Properties"). BICO moved its Pittsburgh offices to the Diasensor.com office condominium and pays Diasensor.com rent in the amount of $3,544 per month plus one-half of the utilities.

Three of the Company's current executive officers and/or directors and three former directors of the Company are members of the eight-member 300 Indian Springs Road Real Estate Partnership (the "Partnership") which in July 1990, purchased BICO's real estate in Indiana, PA, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. The cost of the property to BICO was $1,084,852. The property was sold to the Partnership subject to the leaseback provision and outstanding liens for approximately $800,000; BICO received approximately $403,000 in cash as a result of the sale-leaseback. The sale price was determined by First West Virginia Bank. Each member of the Partnership received warrants in consideration of his or her personal guarantees. The six members of the Partnership who are also current or former officers and/or directors of the Company, David L. Purdy, Fred E. Cooper, Gary R. Keeling, Jack H. Onorato, Richard M. Erenberg and C. Terry Adkins, each received warrants to purchase 100,000 shares of BICO's common stock at an exercise price of $.33 per share until June 29, 1995 (which were extended until June 29, 2000), and warrants to purchase 100,000 shares of Diasensor.com's common stock at an exercise price of $.50 per share until June 29, 1995, all of which have expired unexercised. The warrant exercise prices were equal to the market prices of the common stock at the time of issuance. Mr. Keeling, who was not a director at the time of the transaction, joined the board in October 1991, became a Vice President in October 1992, and resigned from both positions in August 1997. Mr. Adkins, who was not a director at the time of the transaction, joined the board in March 1992 and became a Vice President in October 1992; Mr. Adkins resigned as an officer and director during Fiscal 1998. Mr. Onorato, who was not a director at the time of the transaction, was a director until September 1992 when he became a director of BICO until April 1994. Mr. Erenberg, who was not a director at the time of the transaction, was a director until April 1993.

Intercompany Agreements

License and Marketing Agreement. Diasensor.com acquired the exclusive marketing rights for the Noninvasive Glucose Sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of its common stock. That agreement was canceled pursuant to a Cancellation Agreement dated November 18, 1991, and superseded by a Purchase Agreement dated November 18, 1991. The Cancellation Agreement provides that BICO retain the 8,000,000 shares of Diasensor.com common stock, which BICO received pursuant to the License and Marketing Agreement.

Purchase Agreement. BICO and Diasensor.com entered into a Purchase Agreement dated November 18, 1991 whereby BICO conveyed to Diasensor.com its entire right, title and interest in the Noninvasive Glucose Sensor and its development, including its extensive knowledge, technology and proprietary information. Such conveyance includes BICO's patent received in December 1991 (See, "Business").

In consideration of the conveyance of its entire right in the Noninvasive Glucose Sensor and its development, BICO received $2,000,000. In addition, Diasensor.com may endeavor, at its own expense, to obtain patents on other inventions relating to the Noninvasive Glucose Sensor. Diasensor.com also guaranteed BICO the right to use such patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, BICO and Diasensor.com executed an amendment to the Purchase Agreement, which clarified terms of the Purchase Agreement. The amendment defines "Sensors" to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment provides for a royalty to be paid to Diasensor.com in connection with any sales by BICO of its proposed closed-loop system.

Research and Development ("R&D") Agreement. Diasensor.com and BICO entered into an agreement dated January 20, 1992 in connection with the research and development of the Noninvasive Glucose Sensor. Pursuant to the agreement, BICO will continue the development of the Noninvasive Glucose Sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the Noninvasive Glucose Sensor. BICO will also manufacture the models of the Noninvasive Glucose Sensor to be delivered to Diasensor.com for sale (See, "Manufacturing Agreement"). Upon the delivery of the completed models, the research and development phase of the Noninvasive Glucose Sensor will be deemed complete.

Diasensor.com has agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the Noninvasive Glucose Sensor, and for the development of other related products. In July 1995, BICO and Diasensor.com agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending the FDA's review of the Sensor.

Manufacturing Agreement. BICO and Diasensor.com entered into an agreement dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the Noninvasive Glucose Sensor and other related products. Diasensor.com will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original Manufacturing Agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula: Cost of Goods (including actual or 275% of overhead, whichever is lower) plus a fee of 30% of Cost of Goods. In July 1994, the formula was amended to be as follows: Costs of Goods Sold (defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead) + a fee equal to one third (1/3) of the difference between the Cost of Goods Sold and Diasensor.com's sales price of each Sensor. Diasensor.com's sales price of each Sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to Diasensor.com for each Sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with Diasensor.com's written approval. The term of the agreement is fifteen years.

Warrants

During Fiscal 1997 through Fiscal 1999, Diasensor.com issued the following warrants to its officers and directors:

On January 27, 1999, Diasensor.com issued warrants to purchase common stock at $.50 per share until January 27, 2004 to: Fred
Cooper, 200,000 shares; and David Purdy, 200,000 shares.

On  September 8, 1999, Diasensor.com issued warrants to  purchase
100,000  shares of common stock at $.50 per share until September
8, 2004 to Patrick H. O'Neill.

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


(a)  Consolidated Financial Statements                                     Page

     Report of Independent Accountants Thompson Dugan, P.C.                F-1

     Consolidated  Balance  Sheets  as  of  September  30,  1999;
     September 30, 1998                                                    F-3

     Consolidated  Statements of Operations For  the  Fiscal
     Years  Ended September 30, 1999, 1998, 1997, 1996;  and
     July 5, 1989 (inception) through September 30, 1999                   F-4

     Consolidated  Statements  of Changes  in  Stockholders'
     Equity  for the Fiscal Years Ended September 30,  1999,
     1998, 1997, 1996, 1995, 1994; 1993; 1992; the 12 months
     ended  December 31, 1991, 1990, and from July  5,  1989
     (inception) through December 31, 1989                                 F-5

     Consolidated  Statements of Cash Flows for  the  Fiscal
     Years  Ended September 30, 1999, 1998, 1997, 1996;  and
     July 5, 1989 (inception) through September 30, 1999                   F-6

     Notes  to  Consolidated Financial Statements for the  Fiscal
     Year Ended September 30, 1999                                         F-7

2.   Exhibits

(a)  Reports on Form 8-K

     The Company filed a Form 8-K report dated November 17, 1999.
     The item listed was Item 5, Other Events.


(c)  Exhibits required by Item 601 of Regulation S-K

     The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report. Except as otherwise noted, all exhibits are incorporated by reference from Exhibits to Form S-1 (Registration #33-56574) filed December 31, 1992 or from exhibits to Form 10-K filings subsequent to that date.

3.1 Articles of Incorporation of Diasensor.com, Inc., as amended

3.2  Amended and Restated Bylaws of Diasensor.com, Inc.

4.1  Form of Specimen Common Stock Certificate of Diasensor.com, Inc.

10.1 Purchase Agreement dated as of November 18, 1991 between
     Diasensor.com, Inc. and Biocontrol Technology, Inc.

10.2 Manufacturing Agreement dated as of January 20, 1992, between
     Diasensor.com,  Inc.  and   Biocontrol Technology, Inc.

10.3 Research  and Development Agreement dated  as  of
     January  20,  1992  between  Diasensor.com,  Inc.   and
     Biocontrol Technology, Inc.

10.4 Lease   dated   as  of  May  1,   1992   between
     Diasensor.com, Inc. and Biocontrol Technology, Inc.

10.5 First Amendment to Purchase Agreement dated as of
     December  8,  1992  between  Diasensor.com,  Inc.   and
     Biocontrol Technology, Inc.

10.6(1) Amendment to Manufacturing Agreement dated as of June 7, 1994 between Diasensor.com, Inc. and Biocontrol
          Technology, Inc.

10.7(1) Deferral Agreement, dated as of July 1, 1994, between Diasensor.com, Inc. and Biocontrol Technology,
          Inc.

10.8 Deferral Agreement dated as of September 30, 1994 between Diasensor.com, Inc. and Biocontrol Technology,
          Inc.

10.9 Employment Agreement dated as of November 1, 1994 between Diasensor.com, Inc. and Fred E. Cooper

10.10 Employment Agreement dated as of November 1, 1994 between Diasensor.com, Inc. and David L. Purdy

10.11(2)  Letter of Resignation of director C. Terry Adkins

(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-
     82796.

(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.



Conformed Copy
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of December 1999.

                                   DIASENSOR.COM, INC.

                                   By:    /s/ Fred E. Cooper
                                          Fred E. Cooper,President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                  Date

/s/  David L. Purdy           Chairman of           December 29,1999
     David L. Purdy           the Board;
                              Chief Scientist

/s/  Fred E. Cooper           President and         December 29, 1999
     Fred E. Cooper           Director
                             (principal executive
                              officer, principal
                              financial officer, and
                              principal accounting
                              officer)

/s/  Anthony J. Feola         Director              December 29, 1999
     Anthony J. Feola

/s/  Patrick H. O'Neill       Director              December 29, 1999
     Patrick H. O'Neill

                         THOMPSON DUGAN
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                       Pinebridge Commons
                     1580 McLaughlin Run Rd.
                      Pittsburgh, PA 15241



       Report of Independent Certified Public Accountants



Independent Auditors' Report

Board of Directors
Diasensor.com, Inc.

     We have audited the accompanying consolidated balance sheets of Diasensor.com, Inc. (a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999, and for the period from July 5, 1989 (inception) through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasensor.com, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, and for the period from July 5, 1989 (inception) through September 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 1999 and from July 5, 1989 (inception) through September 30, 1999 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

     In addition, as discussed in notes B and F, the Company is dependent upon its parent, Biocontrol Technology, Inc. (BICO) to continue to perform and fund contractual arrangements related to research, development and manufacturing activities of products for the Company. There has been and continues to be substantial doubt about BICO's ability to continue as a going concern due to their recurring losses from operations and negative cash flow. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



December 9, 1999

                               Diasensor.com, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                          September 30,  September 30,
                ASSETS                        1999          1998
                                           -----------    -----------
Current assets
  Cash and cash equivalents (note A)       $     6,525    $    41,811
  Prepaid expenses                                 130          5,792
                                             -----------    -----------
               Total current assets              6,655         47,603

Property and equipment-at cost(notes A and C)
  Building and improvements                          0        222,296
  Furniture and fixtures                        42,750         42,750
                                           -----------    -----------
                                                42,750        265,046
  Less accumulated depreciation                 28,331         69,553
                                           -----------    -----------
                                                14,419        195,493
                                           -----------    -----------
Other assets
  Due from BICO(notes A and F)               1,458,809      2,197,433
  Notes receivable-related parties(note F)           0        125,000
  Interest receivable-related parties(note F)        0          9,272
  Allowance for doubtful account(note F)    (1,458,809)    (2,282,479)
  Security deosit (note C)                      17,250              0
                                           -----------    -----------
                                                17,250         49,226
                                           -----------    -----------
     TOTAL ASSETS                          $    38,324    $   292,322
                                           ===========    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                         $         0    $    23,606
  Accrued payroll and withholdings(note f)      91,214         68,721
                                           -----------    -----------
              Total current liabilities         91,214         92,327

Commitments and Contingencies (notes B and G)

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sep. 30, 1999 and
  Sep. 30, 1998                                229,801        229,801
  Additional paid-in capital                26,892,071     26,892,071
  Warrants                                  18,453,839     17,953,223
  Deficit accumulated during the
  development stage                        (45,628,601)   (44,875,100)
                                           -----------    -----------
                                               (52,890)       199,995
            TOTAL LIABILITIES AND          -----------    -----------
                  STOCKHOLDERS' EQUITY     $    38,324    $   292,322
                                           ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                                 Diasensor.com, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 1999    September 30,1998   September 30, 1997  September 30, 1999
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
 (notes A, F, and G)                       $       -            $      -              $    -             $   10,556,405

General and administrative expenses           1,354,066              669,764            1,023,961            13,272,131

Provision for (recovery of) doubtful
 accounts(note F)                              (823,670)           2,282,479               -                  1,458,809

Warrant extensions (note H)                     272,078               25,000            5,593,875            18,184,986

Technology and patent rights acquired (note F)     -                   -                   -                  2,650,000

Interest expense                                   -                   -                   -                     10,529

Other income - (note D)                         (48,973)             (62,914)             (52,999)             (571,664)

Other expense                                      -                   -                   -                     37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $   (753,501)        $ (2,914,329)       $  (6,564,837)       $  (45,598,601)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $      (0.03)        $      (0.13)       $       (0.29)       $        (2.37)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasensor.com, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note H)

       For the period July 5, 1989 (inception) through September 30, 1999


                                                                                                           Deficit     Total
                                                                                                        Accumulated   Stock-
                                                                        Common   Additional              During the   Holders'
                                                   Common   Stock       Stock     Paid-in               Development   equity
                                                   Shares   Amount   Subscribed  Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in connection with
   obtaining License and Marketing Agreement     8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -          -   4,650,000            -    4,650,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -          -           -  (10,361,514) (10,361,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,690,315  (26,374,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,644,033            -    7,644,033
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -   1,361,047          -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,021,823)  (9,021,823)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          -  26,982,811 12,334,348  (35,395,934)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,928,223  (41,960,771)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,892,071  17,953,223  (44,875,100)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -     272,078            -      272,078
 Net Loss                                                -         -          -          -           -     (753,501)    (753,501)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          -$26,892,071 $18,453,839 $(45,628,601)  $  (52,890)
                                                ========== ========= ========== ==========  ==========   ==========  ===========

The accompanying notes are an integral part of this statement.

                                 Diasensor.com, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Note I)

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 1999    September 30, 1998  September 30, 1997  September 30, 1999
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $   (753,501)         $(2,914,329)        $  (6,564,837)      $ (45,598,601)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                     6,074               13,615                13,613              75,627
  Provision for (recovery of)doubtful
   accounts                                     (823,670)           2,282,479                  -              1,458,809
  Impairment loss                                    -                 14,367                  -                 14,367
  Stock issued in exchange for services              -                   -                     -                138,950
  Stk issued for License & Marketing Agreement       -                   -                     -                 80,000
  Warrants issued for services                   228,538                 -                     -                228,538
  Warrant extensions                             272,078               25,000             5,593,875          18,184,986
  Inventory deposit - BICO                           -                   -                     -             (1,000,000)
  (Increase) decrease in prepaid expenses          5,662                7,906                   615                (130)
  Increase (decrease) in payable due to BICO         -                   -                     -             10,500,000
  Increase (decrease) in accounts payable        (23,606)              14,173               (10,662)                  -
  Increase in accrued payroll and withholdings    22,493               55,735                12,457              91,214
  Increase in other assets                       (17,250)                -                     -                (17,250)
                                            -------------        -------------         -------------       -------------
Net cash used in operating activities         (1,083,182)            (501,054)             (954,939)        (15,843,490)

Cash flows from investing activities:
  Disposal of property and equipment             175,000                 -                     -                175,000
  Purchase of property and equipment                 -                   -                     -               (279,413)
  (Increase)in notes rec.-related parties            -               (125,000)                 -               (125,000)
  (Increase)in interest rec-related parties       (4,266)              (9,272)                 -                (13,538)
                                            -------------        -------------         -------------       -------------
Net cash used in investing activities            170,734             (134,272)                 -               (242,951)

Cash flows from financing activities:
  Advances to BICO                               (97,438)           (2,853,665)          (1,814,292)         (7,060,964)
  Repayment of advances to BICO                  974,600             1,656,232            3,591,489           7,307,279
  Proceeds from issuance of common stock             -                   3,500              (94,500)         10,971,834
  Proceeds from issuance of common stk to BICO       -                    -                    -              4,200,000
  Proceeds from warrants exercised                   -                    -                    -                118,066
  Purchase from treasury stock                       -                    -                    -                (35,000)
  Proceeds from Regulation S                         -                    -                    -                288,751
  Proceeds from issuance of notes payable            -                    -                    -                303,000
                                            -------------       --------------          ------------       --------------
Net cash provided (used)by fin. activities       877,162            (1,193,933)           1,682,697          16,092,966
                                            -------------       --------------          ------------       --------------
Net increase(decrease)in cash and cash equiv.    (35,286)           (1,829,259)             727,758               6,525
Cash and cash equivalents at beg of period        41,811             1,871,070            1,143,312                   -
                                            -------------       ---------------         ------------       --------------
Cash and cash equivalents at end of period  $      6,525        $       41,811          $ 1,871,070        $      6,525
                                            ============        ==============          ============       ==============

The accompanying notes are an integral part of this statement.



                       DIASENSOR.COM, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 1999




NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

1.   ORGANIZATION

Diasensor.com, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc. (BICO). BICO owned approximately 52% of the stock of the Company at September 30,
1999. The Company and BICO are currently developing a Noninvasive Glucose Sensor (Sensor), which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. The Company plans to market the Sensor to diabetics through their doctors and is currently negotiating with domestic and international distribution organizations.

The consolidated financial statements include the accounts of Diasensor.com UK LTD. a 100% owned subsidiary of Diasensor. com, Inc. as of September 30, 1999. All significant intercompany accounts and transactions have been eliminated.

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

4.   INCOME TAXES

The Company previously adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits (Note E), the adoption of FAS 109 had no effect on the financial statements of the Company.

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

6.   NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding which amounted to 22,980,051, 22,979,884 and 22,979,051 for the years ended
September 30, 1999, September 30, 1998 and September 30, 1997 respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September
30, 1999, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 1999 amounted to 19,208,920.

7.   RESEARCH AND DEVELOPMENT

All research and development costs incurred by the Company, or by BICO on its behalf, are charged to operations as incurred.
Patent and technology rights acquired from BICO (Note F) have also been written off as a charge to operations.

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

10.  COMMON STOCK WARRANTS

The Company recognizes cost on warrants granted or extended based upon the minimum value method. There is currently no trading market for the Company's warrants or common stock. Under this method, the warrants are valued by reducing the exercise price of the underlying stock by the present value of the exercise price discounted at an estimated risk-free interest rate of 5% and assuming no dividends.

11.  COMPREHENSIVE INCOME

The Company's consolidated net income (loss) is substantially the
same  as  comprehensive  income  required  to  be  disclosed   by
Financial Accounting Standards Board Statement No. 130.

12.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of receivables from BICO and from officers and directors of the Company and BICO. The receivables from officers and directors of the Company are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of these individuals on the Company and BICO.

NOTE B - OPERATIONS

The Company is developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of the Company to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. The Company has no other commercial products and is dependent on the successful development of the Sensor technology. The Company is selling shares of its common stock pursuant to an offering with the SEC, which became effective July 19, 1993 and has an intercompany receivable from BICO of $ 1,458,809 at September 30, 1999. Any funds generated by the Company through the sale of its common stock and any repayment of funds due from Bico would be used to finance its operations. The Company has had only minimal sales of its common stock over the last two fiscal years. The Company is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

The Company has incurred significant losses and negative cash flows from operations from inception through September 30, 1999 and has a significant accumulated deficit as of September 30, 1999, raising substantial doubt about its ability to continue as a going concern. The Company has financed its losses and its research and development program, which is temporarily suspended, primarily from the sale of the Company's common stock through private placements. Management believes that its available cash resources, including funds it reasonably expects to be repaid by BICO and to be raised by the Company or its affiliates will be sufficient to fund its operations through the year ending September 30, 2000. Management believes that the recoverability and classification of recorded assets and liabilities are comparable to approximate liquidation values as of September 30, 1999.

As a result of agreements with BICO relating to development and manufacture of the Noninvasive Glucose Sensor, the Company is dependent on BICO for substantially all of its activities in connection with the development and manufacture of the Sensor, other than its marketing efforts. Pursuant to the Research and
Development   Agreement,  BICO  has  undertaken   the development
of the Sensor and has assumed certain other obligations. In July 1995, the Company and BICO agreed to suspend billings,accruals of amounts due and payments pursuant to the R&D Agreement pending FDA review of the Sensor. No amounts are due pursuant to the R&D Agreement which have not been recorded, and no adjustments will be made retroactively or cumulatively if and when billings resume. Management believes that billings may resume, based on negotiations between both companies,if and when the Diasensor 1000 is approved for marketing. Pursuant to a manufacturing agreement between BICO and the Company, BICO will manufacture the Sensor once development is completed. In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could
not  continue  as  currently  contemplated.   BICO's ability   to
successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect the Company's business and ability to achieve profitable
operations. BICO has experienced,  and continues   to   experience,
substantial losses and  financial difficulties.   The consolidated
financial statements for BICO for the year ended December 31, 1998 included disclosures which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO has a net loss for the nine month period ended September 30, 1999 of $30,478,621 (unaudited) and for the fiscal year ended December 31, 1998 of $22,402,644, compared to a net loss for the fiscal year ended December 31, 1997 of $30,433,177. As of December 31, 1998, and September 30, 1999, BICO's accumulated deficit was $143,101,880 and $173,580,501 (unaudited) respectively.


In the past, BICO has financed its own operations from proceeds generated from private and public sales of its securities, the issuance of debt in the form of convertible debentures, from funds paid by the Company to BICO for research and development of the Noninvasive Glucose Sensor and from intercompany advances from the Company and other BICO subsidiaries. The failure of BICO to continue to exist as a going concern would have a material adverse effect on the Company's business and ability to continue operations.

If BICO does not continue as a going concern, the Company would need to rely on other arrangements to develop and manufacture the Sensor or to perform that work itself. There can be no assurance that the Company would be able to find acceptable alternatives, negotiate acceptable collaborative arrangements with any alternative organizations, or to perform the work itself.


NOTE C - LEASE

In December 1998 the Company sold its building and leased it back under an agreement which requires monthly rent of $5,750 for five years beginning on January 1, 1999. An impairment loss was recognized as a charge to general and administrative expenses in the financial statements for the year ended September 30, 1998 for $14,367 which represented the difference between the previous book value of the building and the $175,000 sales price in the December 1998 sales agreement. Future minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2000 through 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. The Company paid a security deposit of $17,250 upon entering into this lease agreement.


NOTE D - OTHER INCOME

Other income for the years ending September 30, 1999, 1998 and 1997 consists of $6,445, $20,386 and $10,471 of interest income and $42,528, $42,528 and $42,528 of rental income for their respective periods. The total rental income for the years ended September 30, 1999, 1998 and 1997, was from BICO for office space.


NOTE E - INCOME TAXES

As of September 30, 1999, the Company has available approximately $23,700,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2013. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013.

The Company has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, warrant extensions have been recorded and expensed for financial statement purposes in the amount of $18,413,524 as of September 30, 1999. For tax purposes, warrants are not recorded until the warrants are exercised. Bad debt allowance recorded against intercompany receivables in the amount of $2,282,479 at September 30, 1998 were expensed for financial statement purposes but not for tax purposes. A reduction in the allowance account of $823,670 at September 30, 1999 is also reflected in the financial statements but is not included in the tax return.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.


The  following  is a summary of the composition of the  Company's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 1999 and 1998:

                                  1999         1998
                              -----------  -----------
       Net Operating Loss     $ 8,049,126  $ 7,630,820

       Warrant Expense          6,258,898    6,088,689

       Patent Amortization        488,174      540,452

       Allowance for Bad Debts    443,400      776,000

       Tax Credit Carry Forward   700,000      700,000
                              -----------  -----------
                               15,939,598   15,735,961
       Valuation Allowance    (15,939,598) (15,735,961)
                              -----------  -----------
       Net Deferred Tax Asset $         0  $         0
                              ===========  ===========



The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:

                                                     Increase
                                                        in
                                      Deferred       Valuation
                                        Tax          Allowance      Net
                                      Benefit

   Year Ended September 30,1999   $   (203,637)    $   203,637      $0

   Year Ended September 30,1998   $   (846,487)    $   846,487      $0

   Year Ended September 30,1997   $ (2,326,496)    $ 2,326,496      $0

   Year Ended September 30,1996   $ (3,000,971)    $ 3,000,971      $0

   Year Ended September 30,1995   $ (3,877,527)    $ 3,877,527      $0

   From July 5,1989 (inception)
    through September 30,1999     $(15,939,598)    $15,939,598      $0



NOTE F - RELATED PARTY TRANSACTIONS

1.   SENSOR RELATED AGREEMENTS

The Company has a development agreement with BICO for the sensor. If successfully developed, the Sensor will enable users to measure blood glucose levels without taking blood samples. On November 18, 1991, the Company acquired for $2,000,000 the right from BICO to one United States patent, which covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration (FDA). Each model of the Sensor is subject to clinical testing and regulatory approvals by the FDA.

The Company and BICO have entered into a series of agreements related to the development, manufacture and marketing of the Sensor. Under such agreements, BICO is required to carry out all steps necessary to bring the Sensor to market including 1) developing and fabricating the prototypes necessary for clinical testing; 2) performing the clinical investigations leading to FDA approval for marketing; 3) submitting all applications to the FDA for marketing approval; and 4) developing a manufacturable and marketable product. Diasensor.com, Inc. is to conduct the marketing of the Sensor. Following is a brief description of the agreements:

Manufacturing Agreement

The manufacturing agreement between the Company and BICO was entered into on January 20, 1992. Under such agreement, BICO is to act as the exclusive manufacturer of production units of the Sensor and to sell the units to the Company at a price determined by the agreement. The term of the agreement is fifteen years.

Research and Development Agreement

Under a January 1992 agreement effective April 1992, the Company is to pay BICO $100,000 for indirect costs per month, plus all direct costs for the research and development of the Sensor. This agreement replaced a previous agreement dated May 14, 1991 under which Diasensor.com, Inc. had been paying BICO $50,000 for indirect costs per month, plus all direct costs for the design and development activities. The term of the agreement expires in 2007. In July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement, pending FDA review of the Sensor.

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

Sublicensing Agreement

In 1989, BICO acquired rights to certain concepts and patents related to the Sensor from outside parties. The purchase price was $650,000, and was paid by the conveyance of stock in BICO and 1,040,000 shares of Diasensor.com,Inc. common stock. The $520,000 value of the Diasensor.com, Inc. stock issued was charged to the receivable due from BICO. On May 14, 1991, Diasensor.com, Inc. and BICO entered into a sublicense agreement under which Diasensor.com, Inc. acquired these rights from BICO for a cash payment of $650,000 which was charged to operations.

License and Marketing Agreement

In August 1989, BICO granted Diasensor.com, Inc. the exclusive right to represent BICO and to market the Sensor and related products worldwide. In exchange for these rights, Diasensor.com, Inc. conveyed 8,000,000 shares of its common stock to BICO. The assigned value of these shares was $80,000 which was charged to operations. In November 1991, this agreement was superseded when the Company purchased all rights to the Sensor technology.


2.   INTERCOMPANY ACTIVITY

For the fiscal years ended September 30, 1999, 1998 and 1997, net intercompany charges by the Company to BICO and its subsidiaries were $81,261, $160,433 and $129,960.

3.  RECEIVABLES FROM OFFICERS AND DIRECTORS

During the fiscal year ended September 30, 1998 the Company made loans to certain officers and directors totalling $125,000. The loans were due upon demand with interest at a rate of 8.25%. Total amounts due, including accrued interest, on these loans at September 30, 1998, were $80,599 from Fred E. Cooper and $53,673 from Anthony J. Feola. During the fiscal year ended September 30, 1999, the Company (by agreement with BICO) assigned the above $134,272 of notes receivable and accrued interest, plus an additional $4,266 accrued interest, to BICO by an increase in the intercompany due from BICO account.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Due to the financial condition of BICO, as discussed in Note B, management has established an allowance for doubtful accounts covering amounts due from BICO and its officers and directors. The allowance for $ 2,282,479 was recognized on the books of the Company in the fiscal year ended September 30, 1998. During the fiscal year ended September 30, 1999, the Company reduced the allowance for doubtful accounts by $ 823,670 to reflect the reduction in amounts due from BICO at September 30, 1999.

5.  ACCRUED PAYROLL

Included in accrued payroll and withholdings at September 30,1999,
is  $45,208  and $29,167 for   unpaid wages of Fred E. Cooper and
David L. Purdy, respectively, which were earned but voluntarily deferred by these two directors.


NOTE G - COMMITMENTS AND CONTINGENCIES

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

2.  EMPLOYMENT AGREEMENTS

Diasensor.com, Inc. has entered into agreements with Fred E. Cooper and David L. Purdy pursuant to which they receive annual salaries (as adjusted through September 30, 1999) of $372,000 and $325,000 from Diasensor.com, Inc.,respectively, both of which are subject to review and adjustment annually. The initial term of the agreements with Mr. Cooper and Mr. Purdy expired on October 31, 1999, but were automatically renewed for an additional three-year period; such renewals will continue unless either party gives proper notice of non-renewal. The agreements also provide that in the event of a "change of control" of Diasensor.com, Inc., Diasensor.com, Inc. is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) of the outstanding shares of common stock of the Company immediately after the change in control.

3.  LITIGATION

Several class action lawsuits have been filed against the Company along with BICO and certain of their directors, all of which have been consolidated into a single action. The suit alleges various violations of federal securities laws on behalf of a class of plaintiffs who purchased common stock of the Company between April 25, 1995 and February 26, 1996, at which time the value of the Company's stock dropped as a result of an unfavorable recommendation of a Panel Review convened by the United States Food and Drug Administration with respect to a certain medical device owned by Diasensor.com, Inc. and manufactured by BICO. The Company has engaged in voluntary mediation in order to explore whether settlement is an option. As a result of the mediation, the plaintiffs agreed to a "standstill" period, which has now expired; however, no further activity has been conducted by the plaintiffs to move the case forward. Management believes that no federal securities violation has occurred, and they intend to strongly defend the action. At this time it is not possible to predict the outcome of the litigation or to estimate the potential damages arising from the claims, since the number of class members, and the volume and pricing of shares traded, are unknown.

During April 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and the Company has provided documents in response to such requests.

4.  PENNSYLVANIA SECURITIES COMMISSION

The Pennsylvania Securities Commission initiated a private investigation of the Company and BICO in connection with the sale of securities in 1996. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete and the Company has not been advised of any finding or order in connection with the investigation, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.


NOTE H - STOCKHOLDERS' EQUITY

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

The Company sold 300,000 shares of common stock, at $3.50 per share, in a private offering from July 1992 through November 1992. The aggregate amount raised was $1,050,000,on which no commissions were paid to any third party.

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

During 1995, the Company issued the following shares of its common stock to BICO: 3,000,000 shares at an assigned price of $3.50 per share in return for a corresponding reduction in the amount due from Diasensor.com, Inc. to BICO pursuant to the R&D Agreement of $10,500,000; and 1,200,000 shares of its common stock at a price of $3.50 per share.


In July,1993, the Company commenced a public offering, which is continuing. As of September 30, 1998, an aggregate of 1,063,460 shares had been issued with proceeds to the Company of $3,561,892. Of that total, 230,961 shares with net proceeds of $786,245 were issued in fiscal 1994; 437,768 shares with net proceeds of $1,501,492 were issued in fiscal 1995; 410,731 shares with net proceeds of $1,365,155 were sold in fiscal
1996; 1000 shares were issued in fiscal 1998 at $3.50 per share; 10,000 shares were issued for consulting services at a charge to operations of $35,000 in fiscal 1996; and 27,000 shares were reimbursed with net repayment of $94,500 in fiscal 1997.

The Company issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, 5,000 shares in fiscal 1996 and none in fiscal 1997 or 1998. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in the Company's public offering.


Common Stock Warrants

At September 30, 1999, the Company has reserved 8,644,113 shares of the Company's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants on 5,680,850 shares were issued to directors, officers, and employees for meritorious service, employment contracts and personal guarantees on Company indebtedness. Also, warrants on 2,563,263 shares were issued to consultants and medical advisers and on 400,000 shares to individuals for personal guarantees on Company loans. The per share exercise price for 5,295,000 shares is $.50, for 2,286,763 shares is $1.00 and for 1,062,350 shares is
$3.50.  The fiscal years in which warrants expire are as follows:


          Warrant Expiration Year       Number of Shares
               1999                         638,800
               2000                       2,186,350
               2001                       1,187,750
               2002                          59,213
               2003                         285,000
               2004                       4,287,000
                                          ---------
                                          8,644,113
                                          =========


The following is a summary of warrant transactions during fiscal years ended September 30,

                            1999        1998       1997      1996       1995

Outstanding beginning    6,676,513   7,476,513  7,533,263  7,077,213  6,891,525
 of year

Granted during the year  2,070,000           0     59,000    743,250    265,200

Canceled during the year  (102,400)   (800,000)  (115,750)  (231,200)   (50,000)

Exercised during the
years at prices ranging
from $.1875 to $1.00 per
share                            0           0          0    (56,000)   (29,512)
                         ---------   ---------  ---------  ---------  ---------
Outstanding, and         8,644,113   6,676,513  7,476,513  7,533,263  7,077,213
eligible for exercise.   =========   =========  =========  =========  =========



During the period October 1, 1998 through September 30, 1999, the Company extended the exercise date of warrants to purchase 2,561,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,477,000 were originally granted at an exercise price of $.50 per share, warrants for 29,213 shares were origainally granted at an exercise price of $1.00 and warrants for 55,000 shares were originally granted at an exercise price of $3.50 were extended at the same price. In connection with the extension of these warrants the Company recorded a charge of $272,078 against operations. In addition, during the year ended September 30, 1999, the Company granted warrants to purchase 2,070,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $228,538.

During the period October 1, 1997 through September 30, 1998, the Company extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. Warrants for 748,000 were originally granted at an exercise price of $.50 per share and warrants for 10,000 shares were originally granted at an exercise price of $1.00 and were extended at the same price. The Company recorded $25,000 against operations in connection with the extension of these warrants.

During the period October 1, 1996 through September 30, 1997, the Company extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,236,550 were originally granted at an exercise price of $1.00 per share and were extended at the same price. The Company recorded $5,593,875 against operations in connection with the extension of these warrants.


During the period October 1, 1995 through September 30, 1996, the Company extended the exercise date of warrants to purchase 2,556,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 49,213 and 2,507,000 shares were originally granted at an exercise price of $1.00 and $.50 per share, resepectively, and were extended at the same price. The Company recorded $7,644,033 against operations in connection with the extensions of these warrants.

During the period October 1, 1994 through September 30, 1995, the Company extended the exercise date of warrants to purchase 1,550,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50. The Company recorded $4,650,000 against operations in connection with the extensions of these warrants.

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


NOTE I- SUPPLEMENT CASH FLOW INFORMATION

The Company's financing activities included the following noncash transactions.

  During 1992 and 1990, notes payable aggregating $303,000 were canceled and exchanged for 371,000 shares of the Company's common stock.

  On March 31, 1995, the Company issued 3,000,000 shares of its unregistered stock to BICO in payment of $10,500,000 due to BICO.

  During the Fiscal year ended September 30, 1999, the  Company
  (by agreement with BICO) converted $125,000 of related party notes receivable and $13,538 of associated interest receivable to due from BICO.


Cash paid for interest and income taxes were as follows:
                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,1999         30,1998     30,1997         30,1999

Interest Paid        $    0          $    0      $     0         $10,529
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======


NOTE J -  YEAR 2000 ISSUE

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


NOTE K - SUBSEQUENT EVENT

      The Company extended warrants to purchase 620,000 shares of common stock which would have otherwise expired during the period
October 1, 1999 through December 9, 1999.