Form 10-Q
period 2000-02-14
DIASENSOR COM INC
filed 2000-02-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  December 31, 1999

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

     As of December 31, 1999, 22,980,051 shares of
Diansensor.com, Inc. common stock, par value $.01 were outstanding.

                               DIASENSOR.COM,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  December 31,  September 30,
               ASSETS                                 1999          1999
                                                   (Unaudited)      (Note)
                                                   -----------    -----------
Current assets
  Cash and cash equivalents (note A)               $    10,732    $     6,525
  Prepaid expenses                                           -            130
                                                   -----------    -----------
               Total current assets                     10,732          6,655

Property and equipment - at cost(note A)
  Furniture and fixtures                                42,750         42,750
  Less accumulated depreciation                         29,857         28,331
                                                  ------------    -----------
                                                        12,893         14,419
                                                   -----------    -----------

Other Assets
  Due from BICO (note A)                             1,093,900      1,458,809
  Allowance for doubtful account                    (1,093,900)    (1,458,809)
  Security Deposit                                      17,250         17,250
                                                   -----------     ----------
                                                        17,250         17,250
                                                   -----------     ----------
               TOTAL ASSETS                        $    40,875    $    38,324
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $     8,204    $         -
  Accrued payroll and withholdings                      91,214         91,214
                                                   -----------    -----------
               Total current liabilities                99,418         91,214

Committments and Contingencies (note A)

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized,
  none issued Common stock, 40,000,000 shares of
  $.01 par value authorized; issued and outstanding
  22,980,051 at Dec. 31, 1999 and 22,980,051 at
  Sep. 30, 1999                                        229,801        229,801
  Additional paid-in capital                        26,892,071     26,892,071
  Warrants                                          18,454,942     18,453,839
  Deficit accumulated during the  development stage(45,635,357)   (45,628,601)
                                                    -----------    -----------
                                                       (58,543)       (52,890)
               TOTAL LIABILITIES AND               -----------    -----------
                  STOCKHOLDERS' EQUITY             $    40,875    $    38,324
                                                   ===========    ===========
[FN]
The accompanying notes are an integral part of this financial statement.

                           DIASENSOR.COM,INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 1999       December 31, 1998      December 31, 1999
                                     --------------------     ------------------    -----------------
Research and development expenses    $           -               $       -            $  10,556,405

General and administrative expenses            371,665                 162,784           13,643,796

Provision for (recovery of) doubtful accounts (364,909)                  -                1,093,900

Warrant extensions                               -                       -               18,184,986

Technology and patent rights acquired            -                       -                2,650,000

Interest expense                                 _                       -                   10,529

Other income                                     -                     (13,231)            (571,664)

Other expense                                    -                        -                  37,405
                                           --------------          -------------        --------------
  Net loss                               $      (6,756)          $    (149,553)       $ (45,605,357)
                                           ==============          ==============       ==============
Net loss per common share                $       (0.00)          $       (0.01)       $       (2.36)
                                          ===============          ==============       ==============

See notes to the financial statements.

                             DIASENSOR.COM,INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                         For the                 For the            From July 5, 1989
                                                     three months ended      three months ended     (Inception) through
                                                     December 31, 1999       December 31, 1998      December 31, 1999
                                                     ------------------      ------------------     ----------------
Cash flows from operating activities:
Net loss                                             $        (6,756)        $       (149,553)      $    (45,605,357)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                           1,526                    3,362                 77,153
        Provision for (recovery of) doubtful accounts       (364,909)                   -                  1,093,900
        Impairment loss                                        -                        -                     14,367
        Stock in exchange for services                         -                        -                    138,950
        Stock issued for License and Marketing Agreement       -                        -                     80,000
        Warrants issued for services                           1,103                    -                    229,641
        Warrant extensions                                     -                        -                 18,184,986
        Inventory Deposit - BICO                               -                        -                 (1,000,000)
        (Increase) decrease in prepaid expenses                  130                    1,990                  -
        Increase in payable due to BICO                       37,394                    -                 10,537,394
        Increase (decrease) in accounts payable                8,204                   47,436                  8,204
        Increase in accrued payroll and withholdings           -                       36,177                 91,214
        Increase in other assets                               -                        -                    (17,250)
                                                     ------------------      ------------------     ------------------
             Net cash used in operating activities          (323,308)                 (60,588)           (16,166,798)

 Cash flows from investing activities:
   Disposal of property and equipment                          -                        -                    175,000
   Purchase of property and equipment                          -                        -                   (279,413)
   Increase in Notes Receivable                                -                        -                   (125,000)
   Increase in Interest Receivable                             -                        2,598                (13,538)
                                                     ------------------      ------------------     ------------------
      Net cash used in investing activities                    -                        2,598               (242,951)

Cash flows from financing activities:
   Advances to BICO                                             (985)              (1,022,704)            (7,061,949)
   Repayment of advances to BICO                             328,500                   52,364              7,635,779
   Proceeds from issuance of common stock                      -                        -                 10,971,834
   Proceeds from issuance of common stock to BICO              -                        -                  4,200,000
   Proceeds from warrants exercised                            -                        -                    118,066
   Proceeds from treasury stock                                -                        -                    (35,000)
   Proceeds from Regulation S                                  -                        -                    288,751
   Proceeds from issuance of notes payable                     -                        -                    303,000
                                                     ------------------      ------------------     ------------------
      Net cash provided by financing activities              327,515                 (970,340)            16,420,481
                                                     ------------------      ------------------     ------------------
      Net increase (decrease) in cash & equivalents            4,207                  (35,526)                10,732
      Cash and cash equivalents at beg. of period              6,525                   41,811                  -
                                                     ------------------      ------------------     ------------------

      Cash and cash equivalents at end of period     $        10,732         $          6,285        $        10,732
                                                     ==================      ==================     ==================

See notes to the financial statements.




                     DIASENSOR.COM, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

        The accompanying financial statements of Diansensor.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of December 31, 1999. Diansensor.com, Inc. is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 1999 and December 31, 1998, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

      From July 5, 1989 (inception) to December 31, 1999, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of
the  warrants  at an assumed price of $3.50 per  share.   The
inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 19,328,754 for the period from July 5, 1989 (inception) to December 31, 1999.

                    DIANSENSOR.COM, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE D - Legal Proceedings

     In 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office; the Company has produced documents in response to such subpoenas. The class action suit which names the Company as a defendant remains in the pre-trial pleading stage pursuant to consent of all the parties.

NOTE E - Subsequent Events

     In January 2000, the Company acquired a ten percent
(10%) interest in MicroIslet, Inc. for an investment of $500,000. MicroIslet is a Calfornia company which has licensed several diabetes research technologies from Duke
University with a specific focus on optimizing microencapsulated islets for transplantation.

 Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

      Cash  increased from $6,525 at September 30, 1999,  to
$10,732 at December 31, 1999. This increase was primarily attributable to BICO's repayment of prior advances.

Results of Operations

      There were no research and development expenses during the three month period ended December 31, 1999 and 1998 due to the agreed-upon suspension of billings by Diansensor.com and BICO pursuant to the Research and Development Agreement.

      General and Administrative expenses increased during the first quarter from $162,784 for the three month period ended December 31, 1998 to $371,665 for the three month period ended December 31, 1999. The increase was primarily due to increase in administrative overhead .

      Other income during the first quarter decreased from $13,231 for the three month period ended December 31, 1998 to $0 for the three month period ended December 31, 1999. This decrease was due to a reduction in rental income and the Company having lower cash reserves to invest for the period ending December 31, 1999 than during the period ending December 31, 1998.

                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.




SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of February, 2000.


                              DIANSENSOR.COM, INC.

                              By /s/ Fred E. Cooper
                                 Fred E. Cooper
                                 President and Director (principal
                                 executive officer, principal financial
                                 officer and principal accounting
                                 officer)