Form 10-Q
period 2000-05-10
DIASENSOR COM INC
filed 2000-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                  March 31, 2000

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

     As of March 31, 2000, 22,980,051 shares of
Diasensor.com, Inc. common stock, par value $.01 were outstanding.

                               DIASENSOR.COM,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                    March 31,    September 30,
               ASSETS                                 2000          1999
                                                   (Unaudited)
                                                   -----------    -----------
Current assets
  Cash and cash equivalents (note A)               $     4,741    $     6,525
  Prepaid expenses                                       2,638            130
                                                   -----------    -----------
               Total current assets                      7,379          6,655

Property and equipment - at cost(note A)
  Furniture and fixtures                                42,750         42,750
  Less accumulated depreciation                         31,384         28,331
                                                  ------------    -----------
                                                        11,366         14,419
                                                   -----------    -----------

Other Assets
  Due from BICO (note A)                                     -      1,458,809
  Allowance for doubtful account                             -     (1,458,809)
  Investment - MicroIslet,Inc. (note E)                479,167              -
  Investment - Diabecore (note E)                      500,784              -
  Security Deposit                                      17,500         17,250
                                                   -----------     ----------
                                                       997,451         17,250
                                                   -----------     ----------
               TOTAL ASSETS                        $ 1,016,196    $    38,324
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $    12,500     $        -
  Due to BICO                                          435,141              -
  Accrued payroll and withholdings                      91,839         91,214
                                                   -----------    -----------
               Total current liabilities               539,480         91,214

Committments and Contingencies (note A)

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
  none issued Common stock, 40,000,000 shares of
  $.01 par value authorized; issued and outstanding
  22,980,051 at Mar. 31, 2000 and 22,980,051 at
  Sep. 30, 1999                                        229,801        229,801
  Additional paid-in capital                        26,892,071     26,892,071
  Warrants                                          18,454,943     18,453,839
  Deficit accumulated during the  development stage(45,100,099)   (45,628,601)
                                                    -----------    -----------
                                                       476,716        (52,890)
               TOTAL LIABILITIES AND               -----------    -----------
                  STOCKHOLDERS' EQUITY             $ 1,016,196    $    38,324
                                                   ===========    ===========
[FN]

  See notes to the financial statements.


                             DIASENSOR.COM, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              2000             1999             2000             1999       March 31, 2000
                                            -------------------------        --------------------------  -------------------
Research and development expenses         $       -       $      -       $        -        $      -       $ 10,556,405

General and administrative expenses            920,848       242,489          552,966          81,390       14,192,979

Provision for(recovery of)doubtful accounts (1,458,809)          -         (1,093,900)            -              -

Warrant extensions                                -              -                -               -         18,184,986

Technology and patent rights acquired            9,459        49,237            5,675          47,552        2,659,459

Interest expense                                  -            1,499              -             1,499           10,529

Other income                                      -          (26,406)             -           (13,175)        (571,664)

Other expense                                     -              -                -              -              37,405
					    --------------------------	    --------------------------   -------------------
         Net Income (loss)                $    528,502   $  (266,819)    $    535,259    $   (117,266)    $(45,070,099)
                                            ===========    ===========      ===========    ===========   ===================
Net income (loss) per common share        $       0.02   $     (0.01)    $       0.02    $      (0.01)    $      (2.38)
                                            ===========    ===========      ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSOR.COM, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                       For the six months ended   For the three months ended  From July 5,1989
                                                       March 31,      March 31    March 31,        March 31,  (Inception) thru
                                                        2000            1999         2000            1999      March 31, 2000
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities
  Net Income (loss)                                 $    528,502    $  (266,819) $    535,259    $(117,266)   $(45,070,099)
  Adjustments to reconcile net loss to net
   cash used by operating activites:
    Depreciation                                           3,053          3,020         1,527         (342)         78,680
    Amortization of goodwill                              20,833           -           20,833         -             20,833
    Provision for (recovery of) doubtful accounts     (1,458,809)          -       (1,093,900)        -               -
    Impairment loss                                         -              -             -            -             14,367
    Stock in exchange for services                          -              -             -            -            138,950
    Stock issued for License and Marketing Agreement        -              -             -            -             80,000
    Warrants issued for services                           1,104           -             -            -            229,642
    Warrent extensions                                      -              -             -            -         18,184,986
    Inventory deposit-BICO                                  -              -             -            -         (1,000,000)
    (Increase)Decrease in prepaid expenses                (2,508)       (15,221)       (2,638)     (17,210)         (2,638)
    Increase in payable due to BICO                      472,535           -          435,141         -         10,972,535
    Increase (Decrease) in accounts payable               12,500        (12,499)        4,296      (59,935)         12,500
    Increase in accrued payroll and withholdings             625           -              625         -             91,839
    (Increase) in other assets                              (250)          -             (250)        -            (17,500)
                                                      ------------   -----------  ------------  ------------  ----------------
    Net cash used in operating activities               (422,415)      (291,519)      (99,107)    (194,753)    (16,265,905)

Cash flows from investing activities:
 Disposal of property and equipment                         -           175,000          -         175,000         175,000
 Purchase of property and equipment                         -              -             -            -           (279,413)
 Investment - MicroIslet, Inc.                          (500,000)          -         (500,000)        -           (500,000)
 Investment - Diabecore                                 (500,784)          -         (500,784)        -           (500,784)
 Increase in Notes Receivable			            -              -             -	      -           (125,000)
 Increase in Interest Receivable                            -            (5,142)         -          (2,544)        (13,538)
                                                      ------------  ------------  ------------  -------------  ------------
    Net cash used in investing activities             (1,000,784)       169,858    (1,000,784)     172,456      (1,243,735)

Cash flows from financing activities:
 Advances to BICO                                       (437,405)      (176,437)     (436,420)    (151,733)     (7,498,369)
 Repayment of advances to BICO                         1,858,820        283,888     1,530,320      231,523       9,166,099
 Proceeds from issuance of common stock                     -              -              -           -         10,971,834
 Proceeds from issuance of common stock to BICO             -              -              -           -          4,200,000
 Proceeds from warrants exercised                           -              -              -           -            118,066
 Proceeds from treasury stock                               -              -              -           -            (35,000)
 Proceeds from Regulation S                                 -              -              -           -            288,751
 Proceeds from issuance of notes payable                    -              -              -           -            303,000
                                                   --------------  -------------- ------------- ------------  -------------
   Net cash provided by financing activities           1,421,415        107,451     1,093,900       79,790      17,514,381
                                                   --------------  -------------- ------------- ------------  -------------
   Net increase (decrease) in cash and cash equiv.        (1,784)       (14,210)       (5,991)      57,493           4,741
   Cash and cash equivalents at beginning of period        6,525         41,811        10,732        6,285            -
                                                   --------------  -------------- ------------- ------------  -------------
   Cash and cash equivalents at end of period       $      4,741    $    27,601  $      4,741    $  63,778    $      4,741
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

NOTE B - Organization

     The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc.
(BICO). BICO owns 52% of the stock of the Company as of March 31, 2000. Diasensor.com is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of outstanding common shares which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 2000 and March 31, 1999, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to March 31, 2000, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 18,950,660 for the period from July 5, 1989 (inception) to March 31, 2000.




                     DIASENSOR.COM, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D - Legal Proceedings

     In April, 1998, the Company and its affiliates were served with subpoenas by the U.S. Attorneys' office; the Company continues to produce documents and information in response to such subpoenas. The class action suit which names the Company as a defendant remains in the pre-trial pleading stage pursuant to consent of all the parties.

NOTE E - Investments in Unconsolidated Subsidiaries

     In January 2000, the Company acquired a ten percent
(10%) interest in MicroIslet, Inc. for an investment of $500,000. MicroIslet is a California company which has licensed several diabetes research technologies from Duke
University with a specific focus on optimizing microencapsulated islets for transplantation.

     In March 2000, the Company acquired an equity interest in Diabecore Medical, Inc., a Toronto-based company working to develop a new insulin for the treatment of diabetes, for $500,784. With this initial investment, the Company owns 12% of Diabecore, advancing to a 35% ownership at completion of funding through July 2001.

     Both investments are being reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries is being amortized as goodwill over a 5 year period.

Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

     Cash  decreased from $6,525 at September 30,  1999,  to
$4,741 at March 31,2000.

     As of March 31, 2000, amounts due from BICO to the Company was zero, compared to $1,458,809 as of September 30, 1999. The decrease was due to BICO's repayment of funds transferred from the Company to BICO. Due to BICO's financial condition an allowance for doubtful accounts in the same amount as the funds due to the Company from BICO had been established in the fiscal year ended September 30, 1999. Because the full amount was repaid, the allowance for doubtful accounts was also adjusted in the same amount from ($1,458,809) to zero.

     As discussed in Note E, above, the Company's investments in MicroIslet, Inc. and Diabecore, Inc. occurred during the quarter ended March 31, 2000. As a result, these other assets were $479,167 and $500,784, respectively, as of March 31, 2000, as compared to zero at September 30, 1999.

     Accounts  Payable increased from zero as  of  September
30, 1999 to $12,500 as of March 31, 2000. The increase resulted from invoices occurring in the normal course of business. Amounts due to BICO from the Company increased from zero as of September 30, 1999 to $435,141. This increase is due to intercompany transfers from BICO to the Company for working capital and to fund the Company's investments in MicroIslet and Diabecore as discussed in Note E.

Results of Operations

     There were no research and development expenses during the six month period ended March 31, 2000 and 1999 due to the agreed-upon suspension of billings by Diasensor.com and BICO pursuant to the research and development agreement.

     General and Administrative expenses increased during the second quarter from $81,390 for the three month period ended March 31, 1999 to $552,966 for the three month period ended March 31, 2000 and increased from $242,489 for the six month period ended March 31, 1999 to $920,848 for the six month period ended March 31, 2000. The increase was primarily due to an increase in salaries and administrative staff, along with administrative overhead.

     The Company recovered $1,093,900 and $1,458,809 in doubtful accounts during the three month and six month periods ended March 31, 2000, respectively, as compared to no similar recovery during the prior year's periods. This recovery was due to BICO's repayments of intercompany transfers, which had been fully reserved as doubtful accounts as a result of BICO's financial condition during the prior years.

     Because of BICO's repayments of all amounts due to the Company, and the corresponding allowance for doubtful accounts, as discussed above, the Company's net income was $528,502 for the six months ended March 31, 2000 and $535,259 for the three months ended March 31, 2000, as compared to net losses of ($266,819) and ($117,266) for the prior year's periods, respectively.

     Other income during the second quarter decreased from $13,175 for the three month period ended March 31, 1999 to $0 for the three month period ended March 31, 2000 and decreased from $26,406 for the six month period ended March 31, 1999 to $0 for the six month period ended March 31, 2000. This decrease was due to a reduction in rental income and the Company having lower cash reserves to invest during the period ending March 31, 2000 than during the period ending March 31, 1999.

                PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Reports on Form 8-K
          None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2000.


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