Form 10-Q
period 2000-06-15
DIASENSOR COM INC
filed 2000-08-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  June 30, 2000

Commission file number             33-56574


                        DIASENSOR.COM
   (Exact name of registrant as specified in its charter)



Pennsylvania                                25-1605848
(State or other jurisdiction               (IRS Employer
of incorporation or organization)        Identification no.)


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

     As of June 30, 2000, 22,980,051 shares of
Diasensor.com, Inc. common stock, par value $.01 were outstanding.

                               DIASENSOR.COM, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                         June 30,     September 30,
 ASSETS                                    2000           1999
                                        (Unaudited)
                                        -----------    -----------
Current assets
  Cash and cash equivalents (note A)    $    13,324    $    6,525
  Prepaid expenses                             -              130
                                        -----------    -----------
               Total current assets          13,324         6,655

Property and equipment - at cost (note A)
  Furniture and fixtures                     42,750        42,750
  Less accumulated depreciation              32,911        28,331
                                        -----------    -----------
                                              9,839        14,419
                                        -----------    -----------


Other assets
  Due from BICO (note A)                      -         1,458,809
  Allowance for doubtful account              -        (1,458,809)
  Investment - MicroIslet, Inc. (note E)    454,167          -
  Investment - Diabecore (note E)           500,784          -
  Security Deposit                           17,500        17,250
                                        -----------    -----------
                                            972,451        17,250
                                        -----------    -----------
 TOTAL ASSETS                       $       995,614    $   38,324
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $     -        $     -
  Due to BICO                               884,275          -
  Accrued payroll and withholdings           91,840        91,214
                                        -----------    -----------
           Total current liabilities        976,115        91,214


Commitments and Contingencies (notes A and D)

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
   authorized; issued and outstanding 22,980,051 at
   Jun. 30, 2000 and 22,980,051 at
   Sep. 30, 1999                            229,801       229,801
  Additional paid-in capital             26,892,071    26,892,071
  Warrants                               18,684,017    18,453,839
  Deficit accumulated during the
  development stage                     (45,786,390)  (45,628,601)
                                        -----------    -----------
                                             19,499       (52,890)
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $   995,614   $    38,324
                                        ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                             DIASENSOR.COM, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                          For the nine months ended     For the three months ended   From July 5, 1989
                                                  June 30,                      June 30,            (inception) through
                                             2000             1999         2000            1999        June 30, 2000
                                          -------------------------    --------------------------  -------------------
Research and development expenses       $       -       $     -       $     -        $      -     $      10,556,405

General and administrative expenses        1,603,807        628,438      682,959         349,613         14,875,938

Provision for (recovery of) doubtful      (1,458,809)      (488,016)        -           (451,680)             -
accounts

Warrant extensions                              -             -             -               -            18,184,986

Technology and patent rights acquired         12,791         49,857        3,332             620          2,662,791

Interest expense                                -             1,499         -               -                10,529

Other income                                    -           (37,394)        -            (10,988)          (571,664)

Other expense                                   -             -             -               -                37,405
					  -------------------------    --------------------------  -------------------
         Net loss                       $   (157,789)   $  (154,384)  $ (686,291)    $   112,435  $     (45,756,390)
                                          ===========    ===========   ===========    ===========   ===================
Net income (loss) per common share      $      (0.01)   $     (0.01)  $    (0.03)    $      0.00  $           (2.40)
                                          ===========    ===========   ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSOR.COM, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                For the nine months ended  For the three months ended  From July 5,1989
                                                          June 30,                    June 30,         (Inception) thru
                                                    2000            1999         2000          1999       June 30, 2000
                                                 ------------------------   -------------------------- ----------------
Cash flows from operating activities
 Net Income (Loss)                          $    (157,789)      $ (154,384)   $  (686,291)  $   112,435  $ (45,756,390)
 Adjustments to reconcile net loss to net
  cash used by operating activites:
   Depreciation                                     4,580          (42,749)         1,527         1,527         80,207
   Amortization of goodwill                        45,833            -             25,000          -            45,833
   Provision for (recovery of) doubtful        (1,458,809)        (505,916)          -         (469,580)          -
   accounts
   Impairment loss                                    -              -               -             -            14,367
   Stock in exchange for services                     -              -               -             -           138,950
   Stock issued for License and Marketing Agreement   -              -               -             -            80,000
   Warrants issued for services                   230,178            -            229,074          -           458,716
   Warrent extensions                                 -              -               -             -        18,184,986
   Inventory deposit-BICO                             -              -               -             -        (1,000,000)
   (Increase) Decrease in prepaid expenses            130          (14,771)         2,638        18,350           -
   Increase in payable due to BICO                921,669            -            449,134          -        11,421,669
   Increase (Decrease) in accounts payable            -            (23,606)       (12,500)      (11,107)          -
   Increase in accrued payroll and withholdings       626           24,176              1       (12,136)        91,840
   (Increase) in other assets                        (250)           -               -             -           (17,500)
                                                 ------------    -----------  ------------  -------------  ------------
   Net cash used in operating activities         (413,832)        (717,250)         8,583      (360,511)   (16,257,322)

Cash flows from investing activities:
 Disposal of property and equipment                   -            222,296         -             -             175,000
 Purchase of property and equipment                   -              -             -             -            (279,413)
 Investment - MicroIslet, Inc.                   (500,000)           -             -             -            (500,000)
 Investment - Diabecore                          (500,784)           -             -             -            (500,784)
 Increase in Notes Receivable			      -              -             -             -            (125,000)
 Increase in Interest Receivable                      -             (5,142)        -             -             (13,538)
                                               -------------  -------------  ------------ ------------   -------------
   Net cash (used) in investing activities     (1,000,784)         217,154         -             -          (1,243,735)

Cash flows from financing activities:
 Advances to BICO                                (437,405)        (377,727)        -           (203,290)    (7,498,369)
 Repayment of advances to BICO                  1,858,820          938,011         -            656,123      9,166,099
 Proceeds from issuance of common stock               -              -             -             -          10,971,834
 Proceeds from issuance of common stock to BICO       -              -             -             -           4,200,000
 Proceeds from warrants exercised                     -              -             -             -             118,066
 Proceeds from treasury stock                         -              -             -             -             (35,000)
 Proceeds from Regulation S                           -              -             -             -             288,751
 Proceeds from issuance of notes payable              -              -             -             -             303,000
                                               -------------- -------------- ------------- -------------  -------------
Net cash provided by financing activities       1,421,415          560,284         -            452,833     17,514,381
                                               -------------- -------------- ------------- -------------  -------------
Net increase (decrease) in cash and cash equiv.     6,799           60,188          8,583        92,322         13,324
Cash and cash equivalents at beginning of period    6,525           41,811          4,741         9,677           -
                                               -------------- -------------- ------------- -------------  -------------
Cash and cash equivalents at end of period  $      13,324     $    101,999    $    13,324   $   101,999  $      13,324
                                               ============== ============== ============= ============  ==============

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

NOTE B - Organization

     The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. BICO owns 52% of the stock of the Company as of June 30, 2000. Diasensor.com is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 2000 and June 30, 1999, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to June 30, 2000, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 19,551,945 for the period from July 5, 1989 (inception) to June 30, 2000.


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

Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

     During the nine months ended June 30, 2000 funds were transferred to Diasensor from BICO to repay advances and provide working capital. These funds were used in operating activities and for investments in unconsolidated subsidiaries. The net effect of these cash transactions was to increase cash from $6,525 at September 30, 1999, to $13,324 at June 30, 2000.

     As of June 30, 2000, amounts due from BICO to the company was zero, compared to $1,458,809 as of September 30, 1999. The decrease was due to repayment of funds transferred from the Company to BICO. Due to BICO's financial condition, an allowance for doubtful accounts in the same amount as the funds due to the Company from BICO had been established in the fiscal year ended September 30, 1999. Because the full amount was repaid, the allowance for doubtful accounts was also adjusted in the same amount from ($1,458,809) to zero.

     The Company's investments in MicroIslet, Inc. and Diabecore, Inc. occurred during the quarter ended March 31, 2000. As a result, these other assets were $454,167 and $500,784, respectively, as of June 30, 2000, as compared to zero at September 30, 1999.

     Amounts due to BICO from the Company increased from zero as of September 30, 1999 to $884,275. This increase is due to intercompany transfers from BICO to the Company for working capital.

Results of Operations

     There were no research and development expenses during the nine months period ended June 30, 2000 and 1999 due to the agreed-upon suspension of billings by Diasensor.com and BICO pursuant to the research and development agreement.

     General and Administrative expenses increased during the second quarter from $349,613 for the three month period ended June 30, 1999 to $682,959 for the three month period ended June 30, 2000 and increased from $628,438 for the nine month period ended June 30, 1999 to $1,603,807 for the nine month period ended June 30, 2000. The increase was primarily due to an increase in salaries and administrative staff, along with administrative overhead.

     The Company recovered $1,458,809 in doubtful accounts during the nine month period ended June 30, 2000. All of these recoveries were prior to March 31, 2000 and therefore none were recognized in the three month period ended June 30, 2000. Similar recoveries of $488,016 were recognized in the nine month period ended June 30, 1999 of which $451,680 were in the three months ended June 30, 1999. This recovery was due to BICO's repayments of intercompany transfers, which had been fully reserved as doubtful accounts as a result of BICO's financial condition during the prior years.

     Because   of   the  fluctuations   in   General   and
Administrative expenses and recovery of doubtful accounts, as discussed above, the Company's net loss was ($157,789) for the nine months ended June 30, 2000 and ($686,291) for the three months ended June 30, 2000, as compared to a net loss of ($154,384) and net income of $112,435 for the prior years' periods, respectively.


     Other income during the third quarter decreased from $10,998 for the three month period ended June 30, 1999 to $0 for the three month period ended June 30, 2000 and decreased from $37,394 for the nine month period ended June 30, 1999 to $0 for the nine month period ended June 30, 2000. This decrease was due to a reduction in rental income and the Company having lower cash reserves to invest during the period ending June 30, 2000 than during the period ending June 30, 1999.
                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2000.


                              DIASENSOR.COM, INC.

                              By /s/ Fred E. Cooper
                                     Fred E. Cooper
                                     President and Director (principal
                                     executive officer,principal financial
                                     officer and principal accounting
                                     officer)