Form 10-K
period 2000-09-30
DIASENSOR COM INC
filed 2000-12-22
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the Fiscal Year Ended 09/30/2000 Commission File Number 0-26504

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of November 30, 2000:

          Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of November 30, 2000, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of November 30, 2000, no shares of Preferred Stock were outstanding.

Exhibit index is located on page 38.


                             PART I


Item 1. Business

General Development of Business

Diasensor.com, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., a wholly owned subsidiary of Biocontrol Technology, Inc., which changed its name to BICO, Inc. in June 2000.

In June 2000, BICO decided to create a new division to focus on its biomedical products. The new division retained the name Biocontrol Technology, and is headquartered in Indiana, Pennsylvania. At that time, David L. Purdy resigned his position as a director and chairman of the board of BICO in order to become the president and CEO of the new division so he could focus his full-time efforts and energy on the continued development and refinement of our noninvasive glucose sensor. In November 2000, Mr. Purdy resigned from all his positions with us and with BICO.

Our business is the development, marketing and manufacture of a noninvasive glucose sensor for use by diabetics. In connection with the noninvasive glucose sensor, we are also developing a telemedicine system, a monitoring system which would allow diabetics to transmit glucose readings via the internet, allowing both a central monitoring department and the diabetic's own physician to monitor glucose levels and assist in glucose control. During Fiscal 2000, we continued to focus our efforts on the noninvasive glucose sensor. We are working with Joslin Diabetes Center, an affiliate of Harvard Medical School and an international leader in diabetes treatment, to conduct FDA-approved clinical trials on the Diasensor in the U.S. - those trials began in October 2000. Based on several agreements between Diasensor.com and BICO, Diasensor.com owns the patent, marketing and distribution rights to the sensor. BICO has the exclusive rights to the research and development and manufacture of the sensor. Those agreements are described more fully in the Intercompany Agreements section.

Financial Information About Industry Segments

Diasensor.com operates in a single industry segment consisting of the research, development, marketing and sale of biomedical products and devices.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we expressed in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following: additional delays in the research, development and FDA marketing approval of the noninvasive glucose sensor; delays in the manufacture or marketing of our other products and medical devices; our future capital needs and the uncertainty of additional funding; Diasensor.com's substantial reliance on BICO and BICO's uncertainty of additional funding; competition and the risk that the noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the sensor and other medical devices and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against us; our ability to maintain a trading market for our common stock; and the dilution of our common stock.

Description of Business

Development of the Noninvasive Glucose Sensor

Along with BICO, we have completed the development of the first commercial noninvasive glucose sensor, which is able to measure the concentration of glucose in human tissue without requiring the drawing of blood. Currently available glucose monitors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. BICO studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to BICO's research team and assigned to Diasensor.com in December 1991. We purchased those patent rights from BICO under a purchase agreement. BICO filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO assigned the rights to that
patent to us.   BICO developed additional concepts to improve the
capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2000, a total of 13 patents have been issued, with additional patent applications pending. BICO has the right to develop and manufacture sensors based on contracts with Diasensor.com.

BICO's research team advanced this technology base through the development of several research prototypes, which were tested in human clinical trials. BICO conducted a trial on 110 human subjects in March 1992. In that trial, BICO recorded spectral, blood and chemical data for analysis in order to develop calibration data for the noninvasive glucose sensor. BICO conducted a second trial on 40 human subjects in July 1992 that indicated that the device did not have a satisfactory signal-to-noise ratio to allow for sufficient accuracy to be acceptable for patient use. Signal-to-noise ratio is determined by the relationship of the signal, which is the glucose level, and the noise, which are the random interferences, such as differences in skin surfaces. BICO conducted other trials at several testing sites under the guidance of the sites' Institutional Review Board using prototypes, which addressed the signal -to-noise problem. BICO designed and constructed those prototypes to simulate production models.

On January 6, 1994, BICO submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensorr1000. A 510(k) Notification is a type of FDA filing used to ask the FDA to approve a device for sale in the U.S. BICO based the submission on data obtained from the advanced research prototypes, since we believed that the production model would be identical to the advanced prototypes. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification. The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. We, along with BICO, announced that we would remain committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue.

Due to continued delays in the FDA approval process, and while continuing to work with the FDA and conduct its mandated testing, we turned our focus to other markets for the Diasensor 1000 besides the U.S.

In 1998, BICO - as designer and manufacturer of the device, was awarded International Organization for Standardization certification by TUV Rheinland, a German company authorized to conduct such audits, which was contracted to perform an audit of BICO's quality system. BICO was awarded ISO Certification to the 9001 standard, which is evidence that BICO has, in place, a total quality system for the design, development and manufacture of our products. BICO was also awarded EN46001 Certification, indicating we meet European standards for medical devices. Once the ISO 9001 certification was approved, and a technical file was submitted and approved by TUV Rheinland, BICO received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits us to sell the Diasensor in Europe.

With regard to marketing the device within the United States, we continued to work with the FDA to obtain approval. After discussions with the FDA, we submitted a revised 510(k) Notification in October 1996, which was followed by continued discussions with the FDA. During 1997 and 1998, we continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor 1000. Due to our cash flow problems during 1998, testing did not proceed at the pace originally anticipated, and completion of the testing was delayed.

We continued various aspects of the Diasensor development, which resulted in a method that will allow the patient to transmit the readings generated by the noninvasive glucose sensor to the patient's clinic or physician. Following an in-depth marketing study, we determined that the machines with this capability are more attractive to the patient, since there is the possibility of selling a telemedicine service which includes the machine, the patient, and his or her physician. This model of the Diasensor has been named the Diasensor 2000 to differentiate between the earlier models. Based on advice from the FDA, we decided it was in our best interest to submit a PreMarket Approval Application to the FDA, rather than continue with the 510(k) Notification process, in order to seek FDA approval for the Diasensor 2000.
In 1999 the FDA implemented a new PMA system. Under the new system, individual modules - or parts - of a PMA submission could
be made as they were ready.   We discuss our PMA submissions in
the "Current Status of the Noninvasive Glucose Sensor" section, which follows.

The Diasensor is a spectrophotometer, which is a machine capable of illuminating a small area of skin on a patient's arm with infrared light, and then making measurements from the infrared light that is reflected back into the device. The device then displays the measurement in a window on the top of the device for the user to read. The Diasensor uses internal mathematical calculations and customized software to calculate a glucose measurement.

Since the Diasensor will be calibrated individually, each instrument will be sold in the U.S. by prescription only and will be calibrated in the patient's home. This feature may limit the marketability of the Diasensor, and if the device is unable to qualify for third-party reimbursement - which means if the health insurance companies won't pay for it -we will have a hard time marketing and selling the device.

Current Status of the Noninvasive Glucose Sensor

We were hampered by cash flow problems during 1998, so we didn't make as much progress on the noninvasive glucose sensor project as we planned. Once we raised more money, we re-started our discussions with the FDA. We hired Joslin Diabetes Center to help us with the FDA in August 1999. Joslin Diabetes Center designed and is conducting the clinical trials the FDA requires before they will give us approval to market the sensor.

Our contract with Joslin calls for Joslin's representatives to conduct a clinical study on the effectiveness of the Diasensor 2000. The study is contingent upon FDA approval of the Joslin protocol for the clinical study, which we obtained in August 2000. We had a meeting with the FDA in October 1999 to focus on the protocol, and we made revisions to the protocol to comply with the FDA's recommendations. In the Joslin contract, we agreed to pay for the study, and Joslin agreed to provide us with a report on the data gathered. Joslin also has the right, subject to confidentiality provisions, to publish the results of the clinical trials. The Joslin contract requires us to pay fees for their services - those fees will be paid when we pay for the clinical trials and are based on the budgeted amounts for the trials. The budgets, and therefore the total payments due under the contract, have not been finalized.

In addition to the agreement with Joslin, we took other significant steps toward FDA approval. In February 1999 we submitted a PMA shell to the FDA for the Diasensor. The PMA shell is part of a relatively new FDA procedure, which divides submissions into modules, or parts. These modules, which were designed to facilitate and expedite FDA review, contain different pieces of the full PMA submission. However, from both our own experience and by observing other module submissions, we do not believe that the FDA intends to "approve" the PMA one module at a time. Rather, we have had meetings with the FDA, including the October 1999 meeting, where requirements for the "next step" in the process have been discussed without a specific FDA finding on prior submissions.

In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules will include raw data and laboratory study methods and test results. The final PMA submission will include human clinical results and a summary of safety and effectiveness data.

We met with the FDA in October 1999, and at that meeting, the FDA made further recommendations regarding the protocol for the upcoming clinical trials. In November 1999, the FDA requested further information. With the help of our outside consultants, we finished compiling all that additional information, and in July 2000 we submitted an Investigational Device Exemption to the FDA that included the protocol for our clinical trials. An Investigational Device Exemption is a request to the FDA for approval to conduct clinical trials on a device that is not FDA-approved. The FDA approved the protocol for our clinical trials in August 2000.

Clinical trials began in October 2000 at Joslin Diabetes Center in Boston. The trials are designed for a total of 50 diabetics, all of whom will participate for 9 months. Trials will also be conducted at two other sites: St. Luke's-Roosevelt Hospital Center in New York City and SUNY Health Science Center in Syracuse, New York. We hired Amarex, LLC, an independent research organization headquartered in Washington, D.C., which has experience in conducting clinical trials, to monitor our clinical trials. Amarex will also collect data, and provide training, data and site management, including statistics and report writing, at all three sites. Working with Joslin and Amarex, we plan to submit data to the FDA when the trials are completed. We will also work with outside biomedical consultants to help us obtain FDA approval following these clinical trials; however, we can't assure you when or if that will happen.

The Diasensor 2000 will be used as part of a system of care that includes home use of the Diasensor with regular evaluation of the patient's blood glucose trends as determined by the device. The Diasensor also contains a telemedicine feature - a software program that automatically transmits the patient's glucose measurements to a secure website via the internet, where they can be viewed and evaluated by the patient's health care provider. The data can be graphed and displayed in a variety of ways and for a variety of time periods as needed. This use of historical readings is critical in the patient's analysis of trends in glucose levels, an important tool in both the treatment of diabetes and the use of insulin. We believe that this telemedicine program, which would involve a monthly fee for the use of the device and the service, rather than a purchase of the device, will make the Diasensor technology available to larger numbers of diabetics. We are conducting market studies on the best way to market and service the telemedicine program, but we have not yet begun to market or provide the service.

As with all other FDA-related activities, we cannot provide any assurances as to the date when we'll complete our studies, when we'll submit our next PMA module, or when the FDA will complete its review of our submission.

Although our research and development team continues to have discussions with the FDA, due to the complex, technical nature of the information being evaluated by the FDA, it is impossible for us to estimate how much longer the FDA approval process will take.

FDA approval is necessary to market the Diasensor in the United States. In 1999, we also focused additional effort on the European market; since no material sales have occurred, we decided to re-assess our marketing plan. During 2000 and 2001, we plan to send devices to different European sites for clinical evaluation in order to encourage those markets to use the Diasensor. In connection with adjusting our marketing plan, we are currently re-evaluating our pricing structure for the Diasensor in Europe.

Based on contracts between BICO and Diasensor.com, BICO has the exclusive right to manufacture the noninvasive glucose sensor. Diasensor.com will pay BICO for manufacturing, and that's how BICO will make money if we ever successfully market and sell the noninvasive glucose sensor.

Diasensor.com is responsible for the marketing and sales of the noninvasive glucose sensor. We plan to market the noninvasive glucose sensor and the telemedicine program directly to diabetics, through their doctors' orders. Prescriptions are not needed in Europe. The telemedicine program will involve a monthly fee for the use of both the sensor and the service. We may set those prices too high, which will limit our sales, unless we can convince health insurance companies to pay for them. Because the health insurance industry is in a constant state of change, we can't predict whether - when - or if - we will convince them to pay for our noninvasive glucose sensor or the telemedicine program. We have estimated, based on information from the American Diabetes Association, that there are about 15.7 million diabetics in the United States, but not all diabetics will be suitable users of our noninvasive glucose sensor. Those diabetics who require and benefit from frequent glucose monitoring and whose physicians adjust their insulin dosages based on glucose averages over time make up the potential market for our sensor, and we can't accurately estimate the size of that market at this time.

Invasive Glucose Sensors

Currently, blood glucose levels are generally measured by use of invasive glucose sensors using two different methods. The simplest method for monitoring blood glucose levels requires the user to prick a finger, draw a drop of blood, and place the blood on a chemically-treated test strip. After a specified amount of time has elapsed, the blood must be blotted or wiped off. After an additional amount of time has elapsed, the color of the test strip is visually compared to that of a color chart, and the glucose level is read from the chart. The second method requires the user of an invasive glucose sensor to prick a finger, draw a drop of blood, and to place the blood on a test strip similar to those described above. Later, the user must wait a prescribed period of time and place the test strip in the invasive glucose sensor, which will display a readout of the blood glucose level. We believe that many of the existing invasive glucose sensors are complicated, time-consuming, prone to user error, inconvenient, unpleasant and entail significant ongoing expenditures by the user for supplies.

We believe that these methods generally yield accuracy levels within plus or minus 25-30 mg/dl of actual glucose levels, depending upon testing conditions. We believe that if current research and development efforts are successful, our noninvasive glucose sensor will have a range of accuracy at least as accurate as currently available invasive glucose sensors.

With either method, adequate control of blood glucose levels requires several finger pricks each day, which is an unpleasant experience for the user, especially for children. Depending upon the relative facility of the user, it generally takes at least two to four minutes for a readout to be provided from existing invasive glucose sensors. Moreover, the ongoing costs of repeated testing are significant to the average user, given the cost of test strips, lancets, swabs, antiseptics, test solutions, etc., and could represent a monthly cost of up to $100 or more. We believe that if our noninvasive glucose sensor is successfully developed, manufactured and marketed, the unpleasantness of existing testing methods will be effectively eliminated, and the expense and inconvenience will, over the long term, be significantly reduced.

A clinical invasive glucose sensor marketed by Yellow Springs Instruments, Inc. called the "Yellow Springs Sensor" is an invasive glucose sensor, which is relatively non-portable and costs approximately $8,000 per unit. It is used nearly exclusively by hospitals and other institutions. The Yellow Springs Sensor has significantly different abilities, characteristics and limitations than existing invasive glucose sensors. Although we believe that the Yellow Springs Sensor yields higher accuracy levels than other invasive glucose sensors
- within plus or minus 3% of actual glucose levels - within up to 30 minutes, we believes that our noninvasive glucose sensor may be more desirable to most users of existing invasive glucose sensors, who typically value speed and convenience, who do not require the higher accuracy levels achieved by the Yellow Springs Sensor, and who do not want to utilize invasive methods.

Diabetes

The American Diabetes Association has estimated that diabetes is the seventh leading cause of death in the United States. The ADA also estimates that there are 15.7 million diabetics in the United States, with corresponding estimated annual health care and work loss costs of more than $98 billion, and that about 798,000 people will be diagnosed with diabetes this year.1 Diabetics who are stricken with juvenile diabetes, the most severe form of the disease, can survive with insulin injections. However, the quality and length of their lives are generally reduced by problems associated with insulin therapy and by the onset of serious diabetic complications, including blindness, kidney failure, impotence and increased susceptibility to infection.

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

When the concentration of glucose in the bloodstream is not controlled within a relatively tight range, severe complications result. The principal disease associated with abnormal glucose metabolism is diabetes mellitus, which is defined by the presence of elevated blood glucose levels. Over the last 20 years, it has become generally accepted that there are several distinct subclasses of diabetes, the two most important of which are Type I diabetes and Type II diabetes. Type I Diabetes, or insulin-dependent diabetes mellitus, typically begins during childhood or early adulthood, and is therefore termed juvenile diabetes. Type II Diabetes, or non-insulin-dependent diabetes mellitus, typically begins during or after middle age, and is therefore termed adult onset diabetes.

Type I Diabetes. The ADA estimates that there are between 500,000 and 1 million Type I diabetics in the United States.2 Type I Diabetes is caused by the destruction of the pancreatic cells that make insulin, resulting in deficient hormonal control of glucose metabolism and abnormally high blood glucose. High blood glucose levels can lead to coma and death if not adequately controlled.

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

Type II Diabetes. The ADA estimates that there are nearly 10 million diagnosed Type II diabetics in the United States plus another 5 million who are undiagnosed Type II diabetics3 and people with impaired glucose tolerance, a condition characterized by normal blood glucose levels before eating but a tendency toward hyperglycemia afterward.

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

Foreign Subsidiaries

In  connection with our office in London, we formed Diasensor.com
U.K. Limited.

Diabecore Medical, Inc.

During 2000, we invested in Diabecore Medical, Inc., a Canadian company that is conducting research and working with other research institutions to develop a new type of insulin to treat diabetes. In preliminary studies, this new insulin has demonstrated effectiveness in controlling hyperglycemia without risk of severe hypoglycemia. Laboratory tests indicate that this new insulin, when administered in large doses, extends the duration of insulin action for improved control of glucose levels, rather than producing hypoglycemia. Those tests also have shown the new insulin to be 3 to 4 times less hypoglycemic when compared to presently available insulin. William D. Lougheed and Kusiel Perlman, M.D. are developing Diabecore's insulin with the support of the Research Institute of the
Hospital for Sick Children in Toronto, where insulin was discovered, and the Loyal True Blue and Orange Research Institute in Richmond Hill, Ontario. We plan to invest a total of approximately $1.6 million in Diabecore, and will own 35% of Diabecore's stock.

MicroIslet, Inc.

During 2000, we also invested in MicroIslet, Inc. MicroIslet is a California company that is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The current research involves the use of microencapsulated pancreatic cells, which are transplanted into diabetic animals. The initial trial on a non-human primate continues to provide very encouraging results. The diabetic animal achieved and maintained normal glucose readings for over six months following the transplant. MicroIslet believes that there are several benefits to using the microencapsulated islets for transplants, rather than transplanting human pancreatic cells. One benefit is the supply; the only source of human cells is from deceased organ donors, and more than one donor is needed for each transplant. In addition, human transplants involve a serious course of immuno-suppression therapy so the human recipient does not reject the transplanted cells. Dr. Emmanuel Opara, Ph.D. is the director of islet transplantation research at Duke University Medical Center, and he is heading up the research team. Dr. Opara's team plans to replicate the testing on 3 more primates to obtain additional data to support a planned request to the FDA to conduct human trials. We plan to invest a total of approximately $1.5 million in MicroIslet, and will own 20% of MicroIslet's stock.

Net Sales

Although we have been attempting to market our sensor in Europe, only minimal sales have occurred to date. In 2000, we engaged consultants to assist with European marketing and sales.

Research and Development

BICO   is  continuing  the  research  and  development   of   our
noninvasive glucose sensor. The research and development is being conducted by BICO under the terms of a research and development agreement with Diasensor.com.

Product Development

BICO is currently developing other models of the noninvasive glucose sensor for more universal use.

Manufacturing

During 2000, we completed production of the Diasensor models needed for our clinical trials. During 2001, we anticipate that production and inventory buildup of the Diasensor 2000 will continue. We don't plan to begin full scale manufacturing of the Diasensor 2000 for sale in the U.S. until we receive FDA approval. Based on our manufacturing agreement, BICO will act as Diasensor.com's exclusive manufacturer of production units of our noninvasive glucose sensor for fifteen years. Under that manufacturing agreement, BICO will manufacture units of the noninvasive glucose sensor for sale to Diasensor.com at the manufacturing facility in Indiana, PA, although BICO may use various subcontractors to provide certain components. We plan to have the optics, software, electronics and other mechanical components supplied to BICO for assembly on a coordinated basis with BICO's production schedule. After manufacturing is underway, BICO does not expect to maintain significant inventories and, as a result, backlogs may occur from time to time.

In September 1992, BICO entered into a 10-year lease with the Indiana County Board of Commissioners for a 35,000 square foot facility located in Indiana, PA. BICO renovated the facility and ordered the required capital equipment and machinery necessary for assembly operations. During 1999, all of the companies' Indiana, PA operations were moved to this location, which is now used for manufacturing, research and development and administrative functions. During 2000, BICO obtained an additional 33,000 square feet of manufacturing space, which is being completed for manufacturing. That space, which was originally obtained in 1995, was vacated in 1998 in return for the lessor's agreement not to pursue legal action against BICO for nonpayment of rent. In 2000, BICO and the lessor settled any pending legal issues when BICO re-acquired the space.

BICO has undertaken, in a manufacturing agreement, to comply with good manufacturing practices and other regulatory standards and intends to establish a quality control and quality assurance program once manufacturing begins. Although we plan to work closely with BICO to coordinate the implementation of these undertakings, there can be no assurance that BICO will meet Diasensor.com's requirements for quality, quantity, or timeliness.

Marketing and Distribution

Although our officers and marketing employees have experience in sales, marketing, and/or distribution, we have no direct prior or existing experience. Our officers have such experience, but not specifically in the biomedical device industry. In 2000, we retained an outside firm to assist with European marketing of the sensor. Although we believe that a successfully developed noninvasive glucose sensor will attract a market, we anticipate that substantial marketing efforts and the expenditure of significant funds may be necessary to inform potential customers and distributors of the distinctive characteristics and benefits of the our sensor. Our success will also depend to a significant extent on our ability to establish an effective internal marketing organization.

In addition, our operating results will depend largely on our ability to establish successful arrangements with domestic and international distributors and marketing partners. We also anticipate that we will employ a direct sales force focusing directly on diabetics. Although we believe that a successfully developed noninvasive glucose sensor, including the telemedicine internet monitoring program, will be a profitable product for us, there can be no assurances that we will be able to establish sufficient direct sales capabilities and distribution relationships or that we will be successful in gaining market acceptance and profitability through sales of our products.

Patents, Trademarks and Licenses

We own a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" which covers certain aspects of a process for measuring blood glucose levels noninvasively. That patent was awarded to BICO's research team in December 1991 and was sold to Diasensor.com under a purchase agreement dated November 18, 1991. The patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If clinical testing or regulatory review delays marketing of a product made under the patent, we may be able to obtain an extension of the term of the patent. Our patent relates only to noninvasive sensing of glucose but not to other blood constituents. We have filed corresponding patent applications in a number of foreign countries.

BICO filed a second patent application in December 1992, which was assigned to Diasensor.com. This second patent contained new claims, which extend the coverage based upon additional discoveries and data obtained since the original patent was filed. The patent application was amended in October 1993, and was granted in January 1995.

In May 1993, BICO's research teams filed four additional patent applications related to the methods, measurement and noninvasive determination of analyze concentrations in blood.

As of November 2000, a total of 13 patents have been issued, all of which have been assigned to Diasensor.com, and additional patents are pending. Corresponding patent applications have been filed in foreign countries where we anticipate marketing the noninvasive glucose sensor.

BICO's research team continues to file patent applications, provisional patent applications, some of which are being converted into PCTs - Patent Cooperative Treaty - that reflect the continued research and development and additional refinements to the noninvasive glucose sensor.

Diasensor.com or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the noninvasive glucose sensor and related processes.

We know that competitors currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that those patents may require us to alter any model of the noninvasive glucose sensor or the underlying processes relating to the noninvasive glucose sensor, to obtain licenses, or to cease certain activities.

We also rely upon trade secret protection for our confidential and proprietary information. Although we, along with BICO, take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to the our trade secrets, disclose such technology, or that we can meaningfully protect our trade secrets.

We have registered our trademark "Diasensor ", which is intended for use in connection with the Diasensor models. We intend to apply, at the appropriate time, for registrations of other trademarks as to any future products.

Warranties and Product Liability

Our current product liability insurance coverage is $1,000,000 in the aggregate, and we believe that's sufficient due to our sales levels to date, as well as our potential exposure to liability.

Source of Supply

In connection with the manufacture of the noninvasive glucose sensor, BICO will be dependent upon suppliers for some of the components required to manufacture the device. BICO plans to assemble the devices, but will need to purchase components, including some components that will be custom made for us by certain suppliers. These components will not be generally available, and we may become dependent upon those suppliers, which do provide such specialized products.

Competition

With the rapid progress of medical technology, and in spite of continuing research and development programs, our developmental products are always subject to the risk of obsolescence if some other company introduces a better product or technique. We are aware that other research groups are developing noninvasive glucose sensors, but we have limited knowledge about the actual technology or the stage of development for most of our competitors. There is a risk that some other group will complete the development of their devices before we do. There is no other company currently producing or marketing noninvasive sensors for the measurement of blood glucose similar to ours. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

Our noninvasive glucose sensor will compete with existing invasive glucose sensors. Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, we can't assure that it will succeed. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and Lifescan, an affiliate of Johnson & Johnson.

Those companies have established marketing and sales forces, and represent established entities in the industry. Certain competitors, including their corporate or joint venture partners or affiliates, currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than we do, and may have other competitive advantages over us, based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty. Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products, or otherwise make them more price competitive, so as to enhance their marketing competitiveness over our noninvasive glucose sensor. As a result, we can't make any guarantees that our sensor will be able to compete successfully.

We face more direct competition from other companies who are currently researching and developing noninvasive glucose sensors. We have very limited knowledge as to the stage of development of these other devices; however, if another company successfully develops a noninvasive glucose sensor, obtains FDA approval, and reaches the market before we do, we would suffer.

Among the other companies investigating infrared technology to measure blood glucose levels noninvasively is CME Telemetrix in Waterloo, Ontario, Canada. CME is reportedly conducting tests with a desktop monitor that uses one type of infrared wavelengths. OptiScan Biomedical in Alameda, California is developing a device that uses another type of infrared wavelengths. Rio Grande Medical Technologies of Albuquerque, New Mexico is designing a photo-based device. Rio Grande is currently funded by Johnson & Johnson.

Other companies claim that they are designing systems that are semi-invasive. SpectRx in Norcross, Georgia is using a laser to create small holes in the skin without the invasive penetration of a metal needle or lancet. The device, called the Accu-Chek D-Tector, then gives a glucose reading from the fluid collected from the holes in the skin. SpectRx has partnered with Roche Diagnostics, and reported in November 2000 that they had received expedited review status from the FDA for a three-module premarket approval filing for their diabetes detection device; they expect to file the first module by the end of 2000, and clinical trials are underway. Cell Robotics International, Inc. in Albuquerque, New Mexico is also using a laser device that pierces the skin. Called the Lasette, a laser makes a small hole in the fingertip to draw blood for glucose testing. A continuous glucose monitoring system from MiniMed, Inc. in Sylmar, California received FDA approval in June 1999. The device includes a tube with a small sensor at its tip that is inserted through the skin, sending readings via a small wire to a sensor. A new sensor must be reinserted under the skin every two to three days.

Cygnus of Redwood, California recently underwent an FDA panel review for its GlucoWatch that draws glucose through the skin through an electric needle. The glucose triggers a reaction in a disposable pad. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical charges to draw fluid through the skin, each person must use finger prick technology every day to set and use the device. Although the panel recommended FDA approval, to the best of our knowledge, the FDA has not issued that approval without conditions. We were interested to learn that the FDA panel accepted Cygnus' use of the same error grid data analysis - a specific method for displaying data - that the FDA rejected when we used it for our own panel review.

Certain organizations are also researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. We are not aware of any new or anticipated technology that would effectively render our noninvasive glucose sensor obsolete or otherwise not marketable. However, future technological developments or products could make our noninvasive glucose sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, even obsolete.

Government Regulations

Since our noninvasive glucose sensor is a medical device as defined by the Federal Food, Drug and Cosmetic Act, as amended, it is subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. The FDA can inspect our facilities and operations and may also audit our record keeping procedures at any time. The FDA's Quality System Regulation specifies various requirements for our manufacturing processes and the way we must maintain certain records.

In 1997, Congress passed legislation that addresses the regulation of pharmaceutical and medical devices. Although the impact of the FDA Administration Modernization Act of 1997 was expected to reduce the quantity of information a company must submit for approval of devices that has not been our experience.

Because the FDA regulates our noninvasive glucose sensor, we have to meet all FDA requirements before we can market and sell our device in the United States. These requirements include clinical testing, which must be supervised by the chosen hospitals.
During 1999, the FDA recommended we file a Pre-Market Application and conduct an additional clinical study. We are in the process of submitting a modular PMA, which allows us to submit parts of the submission to the FDA over a period of time. This modular PMA is a new method of submitting information to the FDA, and resulted from the passage of FDA legislation in 1997. We have submitted the first two parts of the PMA and we began our clinical trials in October 2000, after the FDA approved our submission that included the testing protocol.

We don't know how long it will take for the FDA to accept our filings or approve our device, if ever.

In June of 1998, the FDA instituted a new Quality System
Regulation that took the place of Good Manufacturing Practices.
These regulations align closely with similar guidelines required by the European Union and have added control of the design process as well as the manufacturing process.

There are different requirements for selling our device in Europe. On January 14, 1998, we received certification to ISO 9001, and on June 23, 1998, we received the CE mark. The CE mark and the ISO certification are provided by the regulatory bodies or other approved companies of the European Union. The CE mark indicates that the device adheres to quality systems guidelines. Rigorous audits were conducted at our Indiana, Pennsylvania facility to certify that our development and manufacturing procedures, as well as the Diasensor 1000r itself met the international standards laid down by Europe's medical device directive. In order to maintain our approval to ship the device into the European Union, we must be vigilant in our adherence to our quality system. We will also be subject to annual audits to be sure that we continue to meet the required standards.

Any changes in FDA or European procedures or requirements will require corresponding changes in our obligations in order to maintain compliance those standards. Those changes may result in additional delays or increased expenses. Depending on which other countries we target, our products may also be subject to additional foreign regulatory approval before we can sell our devices.

Human Resources

We currently have no full-time employees. We believe that, if and when FDA approval is obtained for our noninvasive glucose sensor, or manufacturing and marketing begins, we will employ approximately 48 people on a full-time or part-time basis in the United States, and approximately 16 people in each foreign office. Our success will depend upon the efforts of our key management personnel, the departure of any of whom may adversely affect our business. None of our employees are represented by a collective bargaining unit, and we consider our relations with our employees to be good.

Financial  Information About Foreign and Domestic Operations  and
Export Sales

Our operations are located primarily in the United States of America. In 1994, we incorporated a majority-owned foreign subsidiary, Diasensor.com U.K. Limited, in order to facilitate the opening of our office in London, England. Although we have taken some orders from our distributor in the U.K. and have delivered devices for patient use, we have had no material sales, foreign or domestic, since our inception. We are in the process of applying to receive approval to market our device in Canada.

Item 2. Properties

Due to cash flow problems, we sold our office condominium in 1999, and we now lease the same space for our administrative offices. BICO and its subsidiaries continue to lease a portion of the office at a monthly rental amount of $5,175 plus one-half of the utilities.

As of November 2000, we have an office in London, England for the purpose of taking orders for the Diasensor 1000.

We believe that our existing facilities will be sufficient to meet our needs through Fiscal 2001. If we require additional space, we believe such space will be available at reasonable commercial rates.

Item 3. Legal Proceedings

In April 1996, the Pennsylvania Securities Commission commenced a private investigation into sales of our common stock in our public offering in an effort to determine whether any sales were made improperly to Pennsylvania residents. We cooperated fully with the state and provided all of the information requested. As of the date of this filing, no determinations had been made, and no orders have been issued.

In May 1996, we, along with BICO and BICO's individual directors, including David Purdy, Fred Cooper, and Anthony J. Feola, who are also our officers and directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and BICO has paid an aggregate of $2,150,000 toward the settlement to date. An additional $1,300,000 is due in June 2001. Although we don't know whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, we believe the existing settlement agreement will end this matter.

In April 1998, we, along with our corporate affiliates, were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. We continue to submit various scientific, financial and contractual documents in response to their requests.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                            PART II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

Diasensor.com was incorporated in the Commonwealth of Pennsylvania on July 5, 1989. We have the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of November 30, 2000, 22,980,051 shares of common stock were outstanding. No shares of preferred stock are outstanding. As of November 30, 2000, there were currently exercisable warrants outstanding to purchase 10,463,013 shares of our common stock at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through April 4, 2005.

As of November 30, 2000, we had approximately 600 holders of record for our common stock and no holders of record for our preferred stock.

Our stock is not currently listed on any stock exchange or market. We currently act as our own registrar and transfer agent for our common stock and warrants. Currently, there is no established public trading market for our common stock.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to cumulative voting rights in the election of directors. In cumulative voting, the holders of common stock are entitled to cast, for each share held, the number of votes equal to the number of directors to be elected. A holder may cast all of his or her votes for one nominee or distribute them among any number of nominees for election. Subject to any preferences that may be granted to any holders of preferred stock, the holders of common stock are entitled to receive, on a pro rata basis, dividends out of funds legally available for distribution, when and if declared by the board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation, dissolution or winding-up of Diasensor.com. The holders of common stock have no preemptive, redemption or conversion rights. The shares of our common stock currently outstanding are fully paid and nonassessable.

Preferred Stock

Our Articles of Incorporation permit the issuance of up to 1,000,000 shares of preferred stock. No shares of preferred stock are currently issued or outstanding. We have no present intention to issue any such shares; although there can be no assurance that we won't issue preferred stock in the future.

Dividends

We have not paid cash dividends on our common stock or our preferred stock since our inception, and cash dividends are not presently contemplated at any time in the foreseeable future. In accordance with our Articles of Incorporation, cash dividends are restricted under certain circumstances.

Warrants

As of November 30, 2000 there were outstanding warrants, all of which are currently exercisable, to purchase 10,463,013 shares of our common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates ranging from December 20, 2000 to April 5, 2005. During Fiscal 2000, 2,085,000 warrants were granted. The warrants were issued to our directors, officers and employees and to certain other persons for certain goods and services transferred or rendered to us and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. We may not redeem the warrants prior to their expiration.

Employment Agreement Provisions Related to Changes in Control

We entered into agreements with Fred E. Cooper and David L. Purdy under which they were originally entitled to receive annual salaries of $100,000, and $50,000, respectively, although those salaries are subject to review and adjustment annually. As of the end of Fiscal 2000, their annual salaries had been increased to $497,000 and $450,000 respectively, although, due to our cash flow problems, full payment was not made during Fiscal 1998. The initial term of Messrs. Cooper and Purdy's agreements expired on October 31, 1999, but the agreements were automatically renewed for additional three-year periods; similar renewals will continue unless any party gives proper notice of non-renewal. In November 2000, Mr. Purdy gave his notice that he would resign. The agreements also provide that in the event of a change of control, we are required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to 5% of the outstanding shares of our common stock immediately after the change in control. In general, a change of control is deemed to occur for purposes of the agreements: when 20% or more of our outstanding voting stock is acquired by any person; when one-third or more of our directors are not continuing directors, as defined in the agreements; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from our audited consolidated financial statements. These financial statements have been audited by Goff Backa Alfera & Company, LLC, for the twelve-month periods ended September 30, 2000, 1999, 1998; and by our previous auditors, Thompson Dugan, P.C, for the twelve-month periods ended September 30, 1997, 1996, 1995 and 1994, the reports of all of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and related notes thereto included elsewhere in this report.


                   FISCAL YEARS ENDED SEPTEMBER 30th

                      2000          1999        1998         1997        1996
Total Assets      $1,299,610   $   38,324   $  292,322   $3,108,243  $4,171,910

Total
Liabilities       $1,817,760   $   91,214   $   92,327   $   22,419  $   20,624

Working Capital
 (Deficit)       ($1,704,662) ($   84,559) ($   44,724)  $2,862,349  $3,914,198

Total Revenues    $        0   $        0   $        0   $        0  $        0

General and
Administrative    $2,110,922   $1,354,066   $  669,764   $1,023,961  $1,509,298
Expenses

Warrant
Extensions        $        0   $  272,078   $   25,000   $5,593,875  $7,644,033

Benefit
(Provision)       $        0   $        0   $        0   $        0  $        0
for Income
Taxes

Net Loss         ($  695,438) ($  753,501) ($2,914,329) ($6,564,837)($9,021,823)

Net Loss
per Common
Share:
  Basic          ($.03)       ($.03)       ($.13)        ($.29)      ($.39)
  Diluted        ($.03)       ($.03)       ($.13)        ($.29)      ($.39)

Cash Dividends
 per share:
  Preferred       $ 0          $ 0          $ 0           $ 0         $ 0
  Common          $ 0          $ 0          $ 0           $ 0         $ 0



Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

We  operate  on  a fiscal year ended September 30th.   Therefore,
years are referred to as fiscal years; for example, the year from October 1, 1999 through September 30, 2000 is referred to as fiscal 2000.

Forward-Looking Statements

In addition to Part I of this Form 10-K, this Management's Discussion and Analysis section also contains the type of forward-looking statements we discussed on page 2. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

Our cash balance at September 30, 2000 was $113,098, an increase from $6,525 at September 30, 1999 and $41,811 at September 30, 1998. The increase occurred because BICO advanced us additional funds during fiscal 2000. We did not raise any of our own additional capital during fiscal 1998, Fiscal 1999, or Fiscal 2000, and we had no income generated from our operations. As a result, we continue to suffer significant cash flow problems. We had negative working capital of ($1,704,662) at September 30, 2000; ($84,559) at September 30, 1999; and ($44,724) at
September 30, 1998. This fluctuation in working capital was primarily attributable to net advances and repayments of advances to BICO, which supports our operations from sales of BICO stock.

In fiscal 2000, we paid rent for our office space at 2275 Swallow Hill Road. BICO and its other subsidiaries use part of that space for their offices, and the subsidiaries' portion of the rent is shown as $19,838 due from subsidiaries of BICO on our balance sheet. We did not have any similar amounts due in fiscal 1999, because we owned the space during fiscal 1999 and BICO paid its portion, as well as the subsidiaries' portion, of the rent directly to us.

During fiscal 2000, we made investments in unconsolidated subsidiaries. In January 2000, we initiated an alliance with MicroIslet, Inc.; in return for our initial equity investment of $500,000, we received a 10% stake with an option to purchase an additional 10% in the future, which we partially exercised during Fiscal 2000. We invested a total of $900,000 in MicroIslet during Fiscal 2000, and we plan to invest an additional $600,000 during fiscal 2001. MicroIslet is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. We also invested in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. We initially invested $500,784 in Diabecore and received a 15.9% ownership interest. We invested a total of $500,784 in Diabecore during fiscal 2000, and we plan to invest approximately an additional $1 million during fiscal 2001. This project is also in the research and development phase. We made these investments because our management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

In July 1995, BICO and Diasensor.com agreed to suspend billings, accruals and payments due under the Research and Development Agreement pending the FDA's review of the Diasensor 1000. The suspension continued during fiscal 2000, so no amounts are due or being accrued based on the R&D Agreement.

During fiscal 1998, we made allowances for doubtful accounts, including amounts owed to us from BICO. During fiscal 1999 and 2000 we reduced the allowance for doubtful accounts to reflect repayments made by BICO. These allowances were recorded based upon the current financial position of BICO. BICO repaid all advances as of September 30, 2000.

We entered into employment agreements with Fred E. Cooper and David L. Purdy effective November 1, 1994. As of the end of fiscal 2000, their annual salaries were $497,000 and $450,000, respectively; however, due to our cash flow problems, they weren't paid in full during fiscal 1998. At September 30, 1999 and 2000, there was $45,000 and $29,000 included in accrued payroll for Mr. Cooper and Mr. Purdy, respectively.

Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and to proceed to manufacture, our noninvasive glucose sensor. Currently, we're dependent upon BICO to support all sensor-related activity, and we can't assure you that BICO will be able to continue to support us.

Our noninvasive glucose sensor models are at various stages of development and we'll need more money to complete them. We may decide to discontinue any of our projects at any time if research and development efforts dictate that's the best thing to do.

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and no revenue to support our operations. In the past, we got money to fund our operations by selling securities - but we haven't been able to continue because there is no market for our common stock. Since 1997, we've become dependent on BICO to sell stock to raise money to support us, and we don't know if BICO will be able to continue to raise enough money that way. Because we're not sure - and our auditors are not sure - how long we can continue, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern.

Given our expenses and the other factors we discussed, as compared to our sources of funds, we estimate that we will be able to meet our funding needs for at least a year from September 30, 2000. We make that estimate based in part because we are not aware of any extraordinary technological, regulatory or legal problems. If any of those problems, which could include unanticipated delays resulting from new developmental hurdles in product development, FDA requirements, or the loss of a key employee, arise, we would have to re-evaluate our position. We can't assure you that, despite our good-faith efforts, our estimates will be correct.

We think that our long-term liquidity needs will include working capital to fund the marketing and manufacture of our noninvasive glucose sensor, along with continued research and development
expenses for existing and future models.   If our projects are
delayed, we will need more money. We believe BICO will be able to continue selling its stock and other securities in order to raise funds for the noninvasive glucose sensor project, but we can't assure you BICO will be successful. If BICO can't raise enough money to fund our projects and operations, we will not be able to continue. We don't have any other sources of funds, such as bank lines of credit. We believe that, at some point, we will be able to sell our products to generate revenue, but we can't assure you when, or if, that will happen.

Based on our available cash, BICO's ability to raise capital, our rate of monthly expenditures and the deferrals agreed upon by
Diasensor.com and BICO, we believe that we will be able to continue our current activities for a limited time. If we or BICO are not able to obtain additional financing or if that additional financing is insufficient, we will be required to cease operations and the development of the noninvasive glucose sensor altogether.

Results of Operations

During fiscal 2000, 1999 and 1998, research and development expenses were zero due to the agreed-upon suspension of charges and billings by Diasensor.com and BICO under the Research and Development Agreement.

General and administrative expenses totaled $2,110,922 during fiscal 2000, as compared to $1,354,066 during fiscal 1999, and $669,764 during fiscal 1998. The lower total in fiscal 1998 was due primarily to the suspension of billings under the R&D Agreement, and the reduction in personnel due to our cash flow problems. In addition, our executive officers were not paid their full salaries in fiscal 1998. The increase in fiscal 1999 occurred when salaries were returned to full levels, with an increase in salaries paid of $232,528 over fiscal 1998. In fiscal 2000, payments for salaries increased $546,763. Fees for outside consultants and marketing fees increased by $271,440 from fiscal 1998 to fiscal 1999, and increased by $15,386 from fiscal 1999 to fiscal 2000 - those increases were primarily in connection with our efforts to market the sensor in Europe. In addition, we issued warrants for services aggregating $230,178, $228,528 and $0 in fiscal 2000, 1999 and 1998, respectively. Other income aggregated $62,100 in fiscal 2000, as compared to $48,973 in fiscal 1999, and $62,914 in fiscal 1998. General and administrative expenses also include a $154,246 amortization of goodwill in fiscal 2000 in connection with our investments in Diabecore and MicroIslet. We had no similar amortization in fiscal 1998 or fiscal 1999, since our investments in those companies began in fiscal 2000.

Our other income is made up of interest income and rental income. During fiscal 2000, the entire $62,100 was from rental income, all of which is charged to BICO and its subsidiaries for their share of our 2275 Swallow Hill Road office space. In fiscal 1999 and 1998, rental income was $42,528 for each of the two years, and the balance of $6,445 and $20,386, respectively, was from interest earned on deposits of liquid assets.

During fiscal 2000 and 1999, we recognized $1,458,809 and $823,670 in recovery of doubtful accounts when BICO repaid amounts due. Those amounts had been part of the fiscal 1998 charge of $2,282,479 to a provision for doubtful accounts, because BICO's financial position at that time indicated we might not receive the money back from BICO.

During fiscal 1999 and 1998, we extended 2,561,213 and 10,000 warrants, respectively. The warrants were originally granted to certain officers, directors, employees and consultants in 1993 through 1995, with expiration dates during 1998 through 2000, respectively. Rather than letting them expire, we extended them. Because the exercise price of some of the warrants - $1.00 or $.50 per share - was lower than the market price of our common stock at the time of the extensions - which is assumed to be $.50 per share, although there is currently no public trading market for our common stock - $272,078 was charged against operations in fiscal 1999; and $25,000 was charged to operations in fiscal 1998. In fiscal 2000, we extended warrants to purchase 2,202,050 shares with exercise prices between $1.00 and $3.50 per share. Because those exercise prices exceeded the assumed market price for our common stock, we didn't have any amount charged to operations as a result.

We had a loss from our unconsolidated subsidiaries, Diabecore Medical and MicroIslet, during fiscal 2000. We had no similar loss in previous years because we just started investing in those two companies during fiscal 2000. The $105,425 loss in fiscal 2000 resulted because we absorbed part of the losses incurred by Diabecore and MicroIslet. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Income Taxes

As of September 30, 2000, we had approximately $25,495,000 in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2004-2015. We also have federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013.

Supplemental Financial Information (unaudited)

In November 2000 we made additional investments in MicroIslet and Diabecore Medical. We invested an additional $100,000 in
MicroIslet, bringing our ownership interest to 15%, and we invested an additional $193,000 in Diabecore Medical, bringing our ownership interest to 21%.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear on pages F-1 through F-21.

Item  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

Effective November 8, 2000, upon a determination by the board of directors, we engaged Goff Backa Alfera & Company, LLC as our independent auditors and accountants to replace Thompson Dugan, P.C. Goff Backa Alfera & Company, LLC also serves as the independent auditors and accountants for BICO, replacing Thompson Dugan, P.C. Neither company had any disagreements with Thompson Dugan, P.C. or Goff Backa Alfera & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.



                            PART III

Item 10. Directors and Executive Officers

As of September 30, 2000, our directors and executive officers were as follows:

  Name                  Age   Director        Positions Held
                                Since

David L. Purdy*          72     1989          Chairman of the
                                              Board, Chief Scientist,
                                              Director

Fred E. Cooper           55     1989          President, CEO, Director

Anthony J. Feola         53     1991          Director

Patrick H. O'Neill*      85     1999          Director

*Mssrs. Purdy and O'Neill resigned in November 2000.

DAVID L. PURDY, 72, was the chairman of the board and chief scientist. Mr. Purdy was a director since our inception and became chairman of the board in October 1992. Mr. Purdy acted as our treasurer until October 1992, when he became our chief scientist. He was employed primarily as the president of BICO from 1972 until June 2000, when he resigned as a BICO officer and director to become the president of BICO's new division, Biocontrol Technology, Inc., in order to focus on the noninvasive glucose sensor project. In November 2000, Mr. Purdy resigned from both Diasensor.com and Biocontrol Technology, Inc., a subsidiary of BICO, Inc.

FRED E. COOPER, 55, has been the president and a director since our inception. Prior to joining us, Mr. Cooper co-founded Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as executive vice president until his resignation and divestiture of ownership in August 1990. He is the chief executive officer and a director of BICO.

ANTHONY J. FEOLA, 53, has been a director since February 1991. In addition, Mr. Feola served as our chief operating officer until April 1994, when he rejoined BICO as its senior vice president. At that time, BICO assumed Mr. Feola's employment contract with Diasensor.com. Prior to joining BICO in November 1989, Mr. Feola was vice president and chief operating officer of Gateway Broadcasting in Pittsburgh, PA and a national sales manager for Westinghouse Corporation, also in Pittsburgh, PA. He also serves as a director of BICO.

PATRICK H. O'NEILL, 85, was appointed to the board in 1999. Mr. O'Neill is a former chairman of the board of Joslin Diabetes Center in Boston, Mass. He obtained his engineering degree from the University of Alaska, which has subsequently honored him as both a distinguished alumni and an outstanding alumnus of the School of Mineral Industry. His career began with a job as a miner in Alaskan open cut gold mines, where he worked his way through college. Other than four years of military service, his career was spent in the mining industry. He progressed to chief engineer and ultimately the president of International Mining Corporation and several of its subsidiaries. Since 1982, he has worked as an international consultant to the gold mining industry, and serves as a director of Zemex Corporation in Toronto, the American Geographical Society in New York and the Ireland U.S. Council for Commerce and Industry. On November 9, 2000, Mr. O'Neill resigned from our board of directors.

Based on the requirements of Item 405 of Regulation S-K regarding timely filings required by Section 16(a) of the Securities and Exchange Act, we represent the following. Based solely on our review of copies of forms received and written representations from certain reporting persons, we believe that all of our executive officers, directors, and greater than ten percent beneficial owners complied with applicable filing requirements.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities for the Fiscal Years ended September 30, 2000, 1999 and 1998 of those persons who were, at September 30, 2000: (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers whose remuneration exceeded $100,000. These individuals are referred to as the Named Executives.


             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                           ($)    Warrants
Position                                                   (number of
                                                           shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          2000  $ 465,750    $ 0         $ 0        713,500(3)(4)           $ 0
Cooper,          1999  $ 288,792    $ 0         $ 0        678,545(3)(4)           $ 0
CEO (5)          1998  $ 173,875    $ 0         $ 0        0                       $ 0
-----------------------------------------------------------------------------------------------
David L.         2000  $ 418,750    $ 0         $ 0        506,250(3)(4)           $ 0
Purdy            1999  $ 202,083    $ 0         $ 0        800,000(3)(4)           $ 0
Chief Scientist* 1998  $  91,667    $ 0         $ 0        0                       $ 0
(6)
-----------------------------------------------------------------------------------------------

*In November 2000, Mr. Purdy resigned.

(1) We do not currently have a Long-Term Incentive Plan or LTIP, and no payouts were made under any LTIP during the years  2000,  1999  or 1998.  Except as noted  in  Note  (3)
     below, the Named Executives were awarded warrants to purchase the number of shares of our common stock set forth in the table above in each of the years noted. We have no retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

(2) During the years ended September 30, 2000, 1999 or 1998, the Named Executives received medical benefits under our group insurance policy.

(3)  During  Fiscal  2000,  we  granted  warrants  to  the  Named
     Executives as follows: Fred E. Cooper and David L. Purdy each received warrants to purchase 500,000 shares of our common stock at $.50 per share until April 4, 2005. During Fiscal 1999, we granted warrants to the Named Executives as follows: Fred E. Cooper and David L. Purdy each received warrants to purchase 200,000 shares of our common stock at $.50 per share until January 27, 2004. No warrants were granted to the Named Executives during Fiscal 1998.

(4) During Fiscal 2000 and 1999, we extended warrants previously issued to the Named Executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the Named Executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes.
     However, the extended warrants do not appear in the "Option/Warrant Grant" Table, since, at the time of the extension, the exercise price of the warrants, which remained unchanged at $1.00 per share for the warrants extended in Fiscal 2000, and $.50 per share for the warrants extended in Fiscal 1999, was greater than or equal to the designated "market price" of the common stock, assumed to be $.50 per share, although there is currently no public trading market for the common stock. During Fiscal 2000, Fred E. Cooper's warrants to purchase 213,500 shares of our common stock at $.100 per share were extended until January 27, 2003, and David L. Purdy's warrants to purchase 6,250 shares of our common stock at $1.00 per share were extended until April 15, 2003. During Fiscal 1999 both Fred E. Cooper's and David L. Purdy's warrants to purchase 300,000 shares of our common stock at $.50 per share were extended until March 25, 2004; and warrants to purchase 178,545 and 300,000 shares were extended to May 7, 2004 for Fred E. Cooper and David L. Purdy, respectively.

(5) Due to our cash flow problems, Mr. Cooper's full salary was not paid during Fiscal 1998. Mr. Cooper will be, or was, paid salary and bonuses aggregating approximately $642,000, $660,000, and $383,000 by BICO and its other subsidiaries during calendar years 2000, 1999 and 1998, respectively.

(6) Due our cash flow problems, Mr. Purdy's full salary was not paid during Fiscal 1998. Mr. Purdy will be, or was, paid salary and bonuses aggregating approximately $424,000, $183,000, and $75,000 by BICO during calendar years 2000, 1999 and 1998, respectively.


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
           (#)         Fiscal
                       Year(2)


Fred E.
Cooper   500,000       24.0%      $ .50    04/04/05    $75,000  $155,000   $0


David L.
Purdy    500,000       24.0%      $ .50    04/04/05    $75,000  $155,000   $0

__________________________________________
(1) During Fiscal 2000 certain warrants previously granted to the Named Executives in 1995 were extended. These warrants, which aggregate 6,250 and 213,500 for Mssrs. Purdy and Cooper, respectively, are not included in this Table, since the $1.00 per share exercise price of the warrants was greater than the designated "market price" of $.50 per share at the time of the extension.

(2)  For  purposes  of calculating these percentages,  the  total
     number   of   warrants  granted  during  Fiscal   2000   was
     2,085,000.

(3) Potential realizable values reflect the difference between the warrant exercise price at the end of Fiscal 2000 and the fair value of our common stock price from the date of the grant or extension until the expiration of the warrant. The 5% and 10% appreciation rates, compounded annually, are assumed based on SEC rules and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth, which are the expiration dates for the warrants, assuming the values set forth ($.50 per share, which is the price we designated; there is currently no trading market for the common stock):

         STOCK PRICE ON DATE       EXPIRATION
             OF GRANT                 DATE        5%        10%

          4/04/00: $.50             4/04/05     $.65       $.81

The   foregoing  values  do  not  reflect  appreciation  actually
realized   by  the  Named  Executives  (See,  "Option/Warrant/SAR
Exercises    in   Last   Fiscal   Year   and   Fiscal    Year-End
Option/Warrant/SAR Value" Table, Below).

  AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
       AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                                       Number of        Value of
                                       Securities       Unexercised
                                       Underlying       In-the-
                                       Unexercised      Money
                                       Options/SARs     Options/SARs
                                       at FY-End(#)     at FY-End($)


Name           Shares       Value      Exercisable/     Exercisable/
               Acquired     Realized   Unexercisable    Unexercisable
               on Exercise  ($)(3)     (4)              (5)
               (#)(1)(2)


Fred E. Cooper    -0-         -0-       1,680,045(6)     $ 0

David L. Purdy    -0-         -0-       1,556,250(7)     $ 0
__________________

(1) This figure represents the number of shares of common stock acquired by each Named Executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 2000, none of the Named Executives exercised any warrants to purchase common stock.

(3) The value realized of the warrants exercised would be computed by determining the spread between the market value of the underlying securities at the time of exercise minus the exercise price of the option or warrant.

(4) All warrants held by the Named Executives are currently exercisable.

(5) The value of unexercised warrants is computed by subtracting the exercise price of the outstanding warrants from $.50 per share, the price per share in our last public offering, although there is currently no market for our common stock. Because none of the Named Executive's warrants were granted at exercise prices less than $.50 per share, none of the warrants are "in-the-money" for purposes of this table.

(6) Includes warrants to purchase: 138,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 2004); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October 25, 2002); 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27, 2003); 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

(7) Includes warrants to purchase: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 6,250 shares of common stock at $1.00 per share until April 15, 1997 (extended until April 15, 2003); 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 2004); 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

Employment Agreements

We entered into employment agreements with Fred E. Cooper and David L. Purdy effective November 1, 1994, under which they were originally entitled to receive annual salaries of $100,000 and $50,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 2000, their annual salaries had been increased to $497,000, and $450,000, respectively, although, due to our cash flow problems, full payment was not made during Fiscal 1998. The initial term of the agreements expired on October 31, 1999, they were renewed for an additional three-year term; those renewals will occur automatically unless any of the parties give proper notice of non-renewal. In November 2000, Mr. Purdy resigned. The agreements also provide that in the event of a change of control, we are required to issue to Messrs. Cooper and Purdy shares of common stock equal to 5% of the outstanding shares of our common stock immediately after the change in control. In general, a change of control is deemed to occur for purposes of the agreements: when 20% or more of our outstanding voting stock is acquired by any person: when one-third or more of our directors are not continuing directors, as defined in the agreement; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

In addition, in the event of a change in control within the term of the agreements or within one year thereafter, Messrs. Cooper, and Purdy are entitled to receive severance payments in amounts equal to: 100% of their most recent annual salary for the first three years following termination; 50% of their most recent annual salary for the next two years; and 25% of their most recent salary for the next five years. We are also required to continue medical insurance coverage for Messrs. Cooper and Purdy and their families during those periods. The severance payments will terminate in the event of the employee's death.

In the event that either Mr. Cooper or Mr. Purdy becomes disabled, as defined in the agreements, they will be entitled to the following payments, in lieu of salary, such payments to be reduced by any amount paid directly to them under a disability insurance policy provided by us or our affiliates: 100% of their most recent annual salary for the first three years; and 70% of their most recent salary for the next two years.

The agreements also generally restrict the disclosure of certain confidential information obtained by Messrs. Cooper and Purdy during the term of the agreements and restrict them from competing with us for a period of one year in specified states following the expiration or termination of the agreements.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management

                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Bico, Inc.             11,975,000         52.1%      11,975,000       52.1%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA  15220

David  L.  Purdy (5)       32,000            *        1,588,250(6)     6.5%
300 Indian Springs Road
Indiana, PA 15701

Fred  E.  Cooper           22,000            *        1,702,045(7)     6.9%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola           20,000            *        1,020,000(8)     4.2%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

All directors and          74,000            *        4,315,295(9)     15.8%
executive officers
as a group (4 persons)

* Less than one percent
________________________

(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of September 30, 2000, which was 22,980,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 2000. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 2000 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5)  Does  not  include shares held solely by Mr.  Purdy's  adult
     children.   Mr. Purdy disclaims any beneficial  interest  to
     shares held by members of his family. Mr. Purdy resigned from our board of directors in November 2000.

(6) Includes currently exercisable warrants to purchase the following: 250,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 6,250 shares of common stock at $1.00 per share until April 15, 1997 (extended until April 15, 2003); 300,000 shares of common stock at $.50 per share until May 7, 1996 (extended until May 7, 2004); 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

(7)  Includes  currently  exercisable warrants  to  purchase  the following: 138,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 300,000 shares of common stock at $.50 per share until March 25, 1996 (extended until March 25, 2004); 178,545 shares of common stock at $.50 until May 7, 1996 (extended until May 7, 2004); 150,000 shares of common stock at $1.00 per share until October 25, 1996 (extended until October
     25, 2002); 213,500 shares of common stock at $1.00 per share until January 27, 1997 (extended until January 27,
     2003); 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

(8)  Includes  currently  exercisable warrants  to  purchase  the following: 100,000 shares of common stock at $.50 per share until April 24, 1995 (extended until April 24, 2001); 100,000 shares of common stock at $.50 per share until October 23, 1995 (extended until October 23, 2003); 300,000 shares at $.50 per share until March 25, 1996 (extended until March 25, 2004); 300,000 shares at $.50 per share until May 7, 1996 (extended until May 7, 2004); and 200,000 shares of common stock at $.50 per share until April 4, 2005.

(9) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

Item 13. Certain Relationships and Related Transactions

We share common officers and directors with BICO. In addition, we have entered into several intercompany agreements with BICO, which are summarized below. Our management believes that it was in our best interest to enter into these agreements and that the transactions were based on terms as fair as those which may have been available in comparable transactions with third parties. However, no unaffiliated third party was retained to independently determine the fairness of the transactions. Our policy concerning related party transactions requires the approval of a majority of the disinterested directors.

Employment Relationships

Our  board  of directors approved employment agreements effective
November 1, 1994 for our officers and directors Fred E. Cooper and David L. Purdy.

David L. Purdy, our chairman of the board, chief scientist and a director, resigned in November 2000. Fred E. Cooper, our president and a director, is a director on the BICO, Coraflex, and Petrol Rem boards. He is also the CEO of BICO. Anthony J. Feola, our director, is also a director on the BICO, Coraflex, and Petrol Rem boards. He is also the senior vice president of BICO.

Leases and Property

We rent an office condominium at 2275 Swallow Hill Road in Pittsburgh, PA. BICO and its other subsidiaries have their Pittsburgh offices in the same office condominium and pay us rent in the amount of $5,175 per month plus one-half of the utilities.

Three of our current executive officers and/or directors and three of our former directors are members of the eight-member 300 Indian Springs Road Real Estate Partnership which in July 1990, purchased BICO's real estate in Indiana, PA, and each has personally guaranteed the payment of lease obligations to the bank providing the funding. In 1999, after all our Indiana, PA operations were moved out of 300 Indian Springs Road location to Kolter Drive, the property was put up for sale. The property was sold in October 2000 for $475,000, and each of the partners received $12,698. In 1990, the cost of the property to BICO was $1,084,852. The property was sold to the Partnership subject to the leaseback provision and outstanding liens for approximately $800,000; BICO received approximately $403,000 in cash as a result of the sale-leaseback. First West Virginia Bank determined the sale price. Each member of the Partnership received warrants in consideration of his or her personal guarantees. The six members of the Partnership who are also our current or former officers and/or directors, David L. Purdy, Fred
E. Cooper, Gary R. Keeling, Jack H. Onorato, Richard M. Erenberg and C. Terry Adkins, each received warrants to purchase 100,000 shares of BICO's common stock at an exercise price of $.33 per share  until  June 29, 1995 (which were extended until  June  29,
2000), and warrants to purchase 100,000 shares of our common stock at an exercise price of $.50 per share until June 29, 1995, all of which expired unexercised. The warrant exercise prices were equal to the market prices of the common stock at the time of issuance. Mr. Keeling, who was not a director at the time of the transaction, joined the board in October 1991, became a vice president in October 1992, and resigned from both positions in August 1997. Mr. Adkins, who was not a director at the time of the transaction, joined the board in March 1992 and became a vice president in October 1992; Mr. Adkins resigned as an officer and director during fiscal 1998. Mr. Onorato, who was not a director at the time of the transaction, was a director until September 1992 when he became a director of BICO until April 1994. Mr. Erenberg, who was not a director at the time of the transaction, was a director until April 1993. Mr. Purdy, a director since our inception, resigned in November 2000.

Intercompany Agreements

License and Marketing Agreement. We acquired the exclusive marketing rights for the noninvasive glucose sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of our common stock. That agreement was canceled with a cancellation agreement dated November 18, 1991, and superseded by a purchase agreement dated November 18, 1991. The cancellation agreement provides that BICO retain the 8,000,000 shares of our common stock, which BICO received under the license and marketing agreement.

Purchase Agreement. We entered into a purchase agreement with BICO dated November 18, 1991. BICO conveyed to us its entire right, title and interest in the noninvasive glucose sensor and its development, including its extensive knowledge, technology and proprietary information. The conveyance includes BICO's patent received in December 1991.

In consideration of the conveyance of its entire right in the noninvasive glucose sensor and its development, BICO received $2,000,000. In addition, we may endeavor, at our own expense, to obtain patents on other inventions relating to the noninvasive glucose sensor. We also guaranteed BICO the right to use the patented technology in the development of BICO's proposed implantable closed-loop system, a related system in the early stages of development.

In December 1992, we, along with BICO, executed an amendment to the purchase agreement, which clarified terms of the purchase agreement. The amendment defines "sensors" to include all devices for the noninvasive detection of analytes in mammals or in other biological materials. In addition, the amendment requires BICO to pay us a royalty connection with any sales by BICO of its proposed closed-loop system.

Research and Development Agreement. We entered into an agreement with BICO dated January 20, 1992 in connection with the research and development of the noninvasive glucose sensor. Under that agreement, BICO will continue the development of the noninvasive glucose sensor, including the fabrication of prototypes, the performance of clinical trials, and the submission to the FDA of all necessary applications in order to obtain market approval for the noninvasive glucose sensor. BICO will also manufacture the models of the noninvasive glucose sensor to be delivered to us for sale. Upon the delivery of the completed models, the research and development phase of the noninvasive glucose sensor will be deemed complete.

We agreed to pay BICO $100,000 per month for indirect costs beginning April 1, 1992, during the 15 year term of the agreement, plus all direct costs, including labor. BICO also received a first right of refusal for any program undertaken to develop, refine or improve the noninvasive glucose sensor, and for the development of other related products. In July 1995, BICO and we agreed to suspend billings, accruals of amounts due and payments under the research and development agreement pending the FDA's review of the sensor.

Manufacturing Agreement. We entered into an agreement with BICO dated January 20, 1992, whereby BICO will act as the exclusive manufacturer of the noninvasive glucose sensor and other related products. We will provide BICO with purchase orders for the products and will endeavor to provide projections of future quantities needed. The original manufacturing agreement called for the products to be manufactured and sold at a price to be determined in accordance with the following formula that was amended in July 1994, and is now as follows: costs of goods sold (defined as BICO's aggregate cost of materials, labor and associated manufacturing overhead) + a fee equal to one third (1/3) of the difference between the cost of goods sold and our sales price of each sensor. Our sales price of each sensor is defined as the price paid by any purchaser, whether retail or wholesale, directly to us for each sensor. Subject to certain restrictions, BICO may assign its manufacturing rights to a subcontractor with our written approval. The term of the agreement is fifteen years.

Warrants

During Fiscal 1998 through Fiscal 2000, we issued the following warrants to our officers and directors:

On January 27, 1999, we issued warrants to purchase our common stock at $.50 per share until January 27, 2004 to: Fred Cooper:
200,000 shares; and David Purdy: 200,000 shares.

On  September  8,  1999, we issued warrants to  purchase  100,000 shares of our common stock at $.50 per share until September 8, 2004 to Patrick H. O'Neill.

On April 4, 2000, we issued warrants to purchase our common stock at  $.50  per share until April 4, 2005 to: Fred Cooper:  500,000 shares;  David  Purdy: 500,000 shares; Anthony J. Feola:  200,000 shares; and Patrick O'Neill: 25,000 shares.

                            PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K


1.   Consolidated Financial Statements

The consolidated financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.


(a)  Consolidated Financial Statements                             Page

     Report of Independent Accountants Goff Backa Alfera &
     Company, LLC..........................................         F-1

     Consolidated Balance Sheets as of September 30, 2000;
     September 30, 1999...................................          F-3

     Consolidated  Statements of Operations For  the  Fiscal
     Years Ended September 30, 2000, 1999, 1998, 1997, 1996;
     and July 5, 1989 (inception) through September 30, 2000        F-4

     Consolidated  Statements  of Changes  in  Stockholders'
     Equity  for the Fiscal Years Ended September 30,  2000,
     1999, 1998, 1997, 1996, 1995, 1994; 1993; 1992; the  12
     months ended December 31, 1991, 1990, and from July  5,
     1989 (inception) through December 31, 1989. . . . . . .        F-5

     Consolidated  Statements of Cash Flows for  the  Fiscal
     Years Ended September 30, 2000, 1999, 1998, 1997, 1996;
     and July 5, 1989 (inception) through September 30, 2000.       F-6

     Notes to Consolidated Financial Statements for the Fiscal
     Year Ended September 30, 2000...........................       F-7

2.   Exhibits

(a)  Reports on Form 8-K

     The  Company filed a Form 8-K on November 14, 2000 for  the event dated November 9,  2000

     The Company filed a Form 8-K on November 14, 2000 for the event dated November 13, 2000

     The Company filed a Form 8-K on November 14, 2000 for the event dated November 13, 2000

     The Company filed a Form 8-K on November 15, 2000 for the event dated November 8, 2000

     The Company filed a Form 8-K on November 27, 2000 for the event dated November 22, 2000

     The Company filed a Form 8-K/A on December 12, 2000 to amend the Form 8-K filed November 15, 2000

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

10.8 Deferral Agreement dated as of September 30, 1994 between Diasensor.com, Inc. and Biocontrol Technology, Inc.

10.9 Employment Agreement dated as of November 1, 1994 between Diasensor.com, Inc. and Fred E. Cooper

10.10 Employment Agreement dated as of November 1, 1994 between Diasensor.com, Inc. and David L. Purdy

10.11(2)  Letter of Resignation of director C. Terry Adkins

10.12(3)  Letter of Resignation of director Patrick H. O'Neill

10.13(4)  Letter of Resignation of director David L. Purdy

(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-
     82796.

(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.

(3) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.

(4) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.


                           SIGNATURES

Based on the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December 2000.

                                       DIASENSOR.COM, INC.

                               By:    /s/ Fred E. Cooper
                                      Fred E. Cooper, President,
                                      Director, principal
                                      executive officer,
                                      principal financial
                                      officer and principal
                                      accounting officer


Based on the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title               Date


 /s/ Anthony J. Feola           Director            December 22, 2000
     Anthony J. Feola


_______________________________
1 American Diabetes Association, Diabetes Facts and Figures, www.diabetes.org
2 American Diabetes Association, Diabetes Facts and Figures, www.diabetes.org
3 American Diabetes Association, Diabetes Facts and Figures, www.diabetes.org

                Goff, Backa, Alfera & Company, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS
                   ----------------------------

                     3325 Saw Mill Run Blvd.
                   Pittsburgh, PA  15227-2736


           Report of Independent Certified Public Accountants



Independent Auditors' Report

Board of Directors
Diasensor.com, Inc.

     We have audited the accompanying consolidated balance sheets of Diasensor.com, Inc. (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000, and for the period from July 5, 1989 (inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasensor.com, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasensor.com, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, and for the period from July 5, 1989 (inception) through September 30, 2000, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 2000 and from July 5, 1989 (inception) through September 30, 2000 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

     In addition, as discussed in notes B and F, the Company is dependent upon its parent, BICO, Inc. to continue to perform and fund contractual arrangements related to research, development and manufacturing activities of products for the Company. There has been and continues to be substantial doubt about BICO's ability to continue as a going concern due to their recurring losses from operations and negative cash flow. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania
December 9, 2000

                               Diasensor.com, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,  September 30,
     ASSETS                                              2000           1999
                                                    ------------   ------------
Current assets
  Cash and cash equivalents (note A)                 $   113,098    $     6,525
  Prepaid expenses                                          -               130
                                                     -----------    -----------
               Total current assets                      113,098          6,655

Property and equipment-at cost(note A)
  Furniture and fixtures                                  42,750         42,750
                                                     -----------    -----------
                                                          42,750         42,750
  Less accumulated depreciation                           34,438         28,331
                                                     -----------    -----------
                                                           8,312         14,419
                                                     -----------    -----------
Other assets
 Due from BICO(notes A and G)                               -         1,458,809
 Due from Subsidiaries of BICO (notes A and G)            19,838           -
 Investment in unconsolidated subsidiaries(note C)     1,141,112           -
 Allowance for doubtful account(note G)                     -        (1,458,809)
 Security deosit (note D)                                 17,250         17,250
                                                     -----------    -----------
                                                       1,178,200         17,250
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 1,299,610    $    38,324
                                                     ===========    ===========

     LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Due to BICO (notes A and G)                        $ 1,725,920    $      -
  Accrued payroll and withholdings(note G)                91,840         91,214
                                                     -----------    -----------
            Total current liabilities                  1,817,760         91,214

Commitments and Contingencies (notes B and H)

Stockholders' equity (deficiency) (note I)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sep. 30, 2000 and
  Sep. 30, 1999                                          229,801        229,801
  Additional paid-in capital                          26,892,071     26,892,071
  Warrants                                            18,684,017     18,453,839
  Deficit accumulated during the
  development stage                                  (46,324,039)   (45,628,601)
                                                     -----------    -----------
                                                        (518,150)       (52,890)
            TOTAL LIABILITIES AND                    -----------    -----------
              STOCKHOLDERS' EQUITY (DEFICIENCY)      $ 1,299,610    $    38,324
                                                     ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                                 Diasensor.com, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2000    September 30,1999   September 30, 1998   September 30, 2000
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
 (notes A, G, and H)                       $       -            $       -             $      -           $   10,556,405

General and administrative expenses           2,110,922            1,354,066              669,764            15,383,053

Provision for (recovery of) doubtful
 accounts(note G)                            (1,458,809)            (823,670)           2,282,479                  -

Warrant extensions (note I)                        -                 272,078               25,000            18,184,986

Technology and patent rights acquired (note G)     -                    -                    -                2,650,000

Interest expense                                   -                    -                    -                   10,529

Other income - (note E)                         (62,100)             (48,973)             (62,914)             (633,764)

Loss on unconsolidated subsidiaries (note C)    105,425                 -                    -                  105,425

Other expense                                      -                    -                    -                   37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $   (695,438)        $   (753,501)        $ (2,914,329)       $  (46,294,039)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $      (0.03)        $      (0.03)        $      (0.13)       $        (2.41)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasensor.com, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note I)

       For the period July 5, 1989 (inception) through September 30, 2000


                                                                                                           Deficit     Total
                                                                                                        Accumulated   Stock-
                                                                        Common   Additional              During the   Holders'
                                                   Common   Stock       Stock     Paid-in               Development   equity
                                                   Shares   Amount   Subscribed  Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in connection with
   obtaining License and Marketing Agreement     8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -          -   4,650,000            -    4,650,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -          -           -  (10,361,514) (10,361,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,690,315  (26,374,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,644,033            -    7,644,033
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -   1,361,047          -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,021,823)  (9,021,823)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          -  26,982,811 12,334,348  (35,395,934)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,928,223  (41,960,771)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,892,071  17,953,223  (44,875,100)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -     272,078            -      272,078
 Net Loss                                                -         -          -          -           -     (753,501)    (753,501)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 26,892,071  18,453,839  (45,628,601)     (52,890)
 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$26,892,071 $18,684,017 $(46,324,039)  $ (518,150)
                                                ========== ========= ========== ==========  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                                 Diasensor.com, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Note J)

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2000    September 30, 1999  September 30, 1998  September 30, 2000
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $   (695,438)         $  (753,501)        $  (2,914,329)      $ (46,294,039)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                     6,107                6,074                13,615              81,734
  Amortization                                   154,247                 -                     -                154,247
  Provision for (recovery of)doubtful
    accounts                                  (1,458,809)            (823,670)            2,282,479                -
  Impairment loss                                   -                    -                   14,367              14,367
  Loss on unconsolidated subsidiaries            105,425                 -                     -                105,425
  Stock issued in exchange for services             -                    -                     -                138,950
  Stk issued for License & Marketing Agreement      -                    -                     -                 80,000
  Warrants issued for services                   230,178              228,538                  -                458,716
  Warrant extensions                                -                 272,078                25,000          18,184,986
  Inventory deposit - BICO                          -                    -                     -             (1,000,000)
  (Increase) decrease in prepaid expenses            130                5,662                 7,906                 -
  Increase in payable due to BICO              1,763,314                 -                     -             12,263,314
  (Increase)decrease in rec. due from BICO Sub.  (19,838)                -                     -                (19,838)
  Increase (decrease) in accounts payable           -                 (23,606)               14,173                 -
  Increase in accrued payroll and withholdings       626               22,493                55,735              91,840
  Increase in other assets                          -                 (17,250)                 -                (17,250)
                                            -------------        -------------         -------------       -------------
Net cash used in operating activities             85,942           (1,083,182)             (501,054)        (15,757,548)

Cash flows from investing activities:
  Disposal of property and equipment                -                 175,000                 -                 175,000
  Purchase of property and equipment                -                    -                    -                (279,413)
  Investment - MicroIslet                       (900,000)                -                    -                (900,000)
  Investment - Diabecore                        (500,784)                -                    -                (500,784)
  (Increase)in notes rec-related parties            -                    -                (125,000)            (125,000)
  (Increase)in interest rec-related parties         -                  (4,266)              (9,272)             (13,538)
                                            -------------        -------------         -------------       -------------
Net cash used in investing activities         (1,400,784)             170,734             (134,272)          (1,643,735)

Cash flows from financing activities:
  Advances to BICO                              (437,405)             (97,438)          (2,853,665)          (7,498,369)
  Repayment of advances to BICO                1,858,820              974,600            1,656,232            9,166,099
  Proceeds from issuance of common stock            -                    -                   3,500           10,971,834
  Proceeds from issuance of common stk to BICO      -                    -                    -               4,200,000
  Proceeds from warrants exercised                  -                    -                    -                 118,066
  Purchase from treasury stock                      -                    -                    -                 (35,000)
  Proceeds from Regulation S                        -                    -                    -                 288,751
  Proceeds from issuance of notes payable           -                    -                    -                 303,000
                                            -------------       --------------          ------------       --------------
Net cash provided (used)by fin. activities     1,421,415              877,162           (1,193,933)          17,514,381
                                            -------------       --------------          ------------       --------------
Net increase(decrease)in cash and cash equiv.    106,573              (35,286)          (1,829,259)             113,098
Cash and cash equivalents at beg of period         6,525               41,811            1,871,070                    -
                                            -------------       ---------------         ------------       --------------
Cash and cash equivalents at end of period  $    113,098        $       6,525           $   41,811         $    113,098
                                            ============        ==============          ============       ==============

The accompanying notes are an integral part of this statement.




                       DIASENSOR.COM, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 2000



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   ORGANIZATION

Diasensor.com, Inc. (the Company) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. (BICO). BICO owned approximately 52% of the stock of the Company at September 30, 2000. The Company and BICO are currently developing a Noninvasive Glucose Sensor (the Sensor), which management believes will be able to measure the concentration of glucose in human tissue without requiring the drawing of blood. The Company plans to market the Sensor to diabetics through their doctors and is currently negotiating with domestic and international distribution organizations.

The consolidated financial statements include the accounts of Diasensor.com UK LTD., a 100% owned subsidiary of Diasensor.com,
Inc. as of September 30, 2000. All significant intercompany accounts and transactions have been eliminated.

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

4.   INCOME TAXES

The Company previously adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits (Note F), the adoption of FAS 109 had no effect on the financial statements of the Company.

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

6.   NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average
number of common  shares  outstanding  which  amounted   to
22,980,051 for the years ended September 30, 2000 and September 30, 1999 and 22,979,884 for the year ended September 30, 1998. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September 30, 2000, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 2000 amounted to 19,656,059.

7.   RESEARCH AND DEVELOPMENT

All research and development costs incurred by the Company, or by BICO on its behalf, are charged to operations as incurred.
Patent and technology rights acquired from BICO (Note G) have also been written off as a charge to operations.

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

12.  CONCENTRATION OF CREDIT RISK

At September 30, 2000, financial instruments which potentially subjected the Company to significant concentrations of credit risk consisted principally of investments in unconsolidated subsidiaries. In 1999, the Company was potentially subject to significant concentrations of credit risk related to receivables from BICO. All receivables from BICO were repaid as of September 30, 2000.

NOTE B - OPERATIONS

The Company is developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of the Company to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. The Company has no other commercial products and is dependent on the successful development of the Sensor technology. The Company has had no sales of its common stock over the last two fiscal years. An intercompany receivable from BICO of $1,458,809 was collected during the year ended September 30, 2000 and the proceeds were used to finance the Company's operations. In addition, an increase of $1,725,920 in the amount payable to BICO was recognized during the year and this increase represents amounts provided by BICO to fund the Company's operations.

The Company is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

The Company has incurred significant losses and negative cash flows from operations from inception through September 30, 2000 and has a significant accumulated deficit as of September 30, 2000, raising substantial doubt about its ability to continue as a going concern. The Company has financed its losses and its research and development program, the billing on which is temporarily suspended, primarily from the sale of the Company's common stock through private placements. Management believes that its available cash resources, including funds to be raised by the Company or its affiliates will be sufficient to fund its operations through the year ending September 30, 2001.

As a result of agreements with BICO relating to development and manufacture of the Noninvasive Glucose Sensor, the Company is dependent on BICO for substantially all of its activities in connection with the development and manufacture of the Sensor, other than its marketing efforts. Pursuant to the Research and
Development Agreement, BICO has undertaken the development of the Sensor and has assumed certain other obligations. In July 1995, the Company and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending FDA review of the Sensor. No amounts are due pursuant to the R&D Agreement which have not been recorded, and no adjustments will be made retroactively or cumulatively if and when billings resume. Management believes that billings may resume, based on negotiations between both companies, if and when the Diasensor 2000 is approved for marketing. Pursuant to a manufacturing agreement between BICO and the Company, BICO will manufacture the Sensor once development is completed. In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could not continue as currently contemplated. BICO's ability to successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect the Company's business and ability to achieve profitable operations. BICO has experienced, and continues to experience, substantial losses and financial difficulties. The consolidated financial statements for BICO for the year ended December 31, 1999 included disclosures which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO has a net loss for the nine month period ended September 30, 2000 of $25,611,501 (unaudited) and for the fiscal year ended December 31, 1999 of $38,072,578, compared to a net loss for the fiscal year ended December 31, 1998 of $22,402,644. As of December 31, 1999, and September 30, 2000,
BICO's accumulated deficit was $181,174,458 and $206,785,959 (unaudited) respectively.

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

NOTE C - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In January 2000, the Company acquired a ten percent (10%) interest in MicroIslet, Inc. for an investment of $500,000. The Company made additional investments of $400,000 during the year bringing its total interest in MicroIslet to 14%. The Company has an option to purchase an additional 6% interest in MicroIslet and it is management's intention to exercise this option. The Company is represented on the board of directors of MicroIslet. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

In  March  2000,  the Company acquired an equity  interest  in
Diabecore Medical, Inc., a Toronto-based company working to develop a new insulin for the treatment of diabetes, for
$500,784. With this initial investment, the Company owns 15.9% of Diabecore. The Company also owns warrants to purchase additional shares of Diabecore, which, if exercised, will increase the Company's ownership to 35%. It is management's intention to exercise these warrants. The Company is represented on the board of directors of Diabecore.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The Company's investments in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of September 30, 2000 are as follows:


                         Investment
   Unconsolidated            in       Unamortized
     Subsidiary          Underlying    Goodwill      Total
                         Net Assets
MicroIslet, Inc.          89,657        635,409      725,066
Diabecore Medical,Inc.    37,003        379,043      416,046
                         -------      ---------    ---------
Total                   $126,660     $1,014,452   $1,141,112
                         =======      =========    =========

NOTE D - LEASE

In December 1998 the Company sold its building and leased it back under an agreement which requires monthly rent of $5,750 for five years beginning on January 1, 1999. Future minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2001 through 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. The Company paid a security deposit of $17,250 upon entering into this lease agreement.

NOTE E - OTHER INCOME

Other income for the years ending September 30, 2000, 1999 and 1998 consists of $ 0, $6,445 and $20,386 of interest income and $ 62,100, $42,528 and $42,528 of rental income for their respective periods. The total rental income for the years ended September 30, 2000, 1999 and 1998, was from BICO and its subsidiaries for office space.

NOTE F - INCOME TAXES

As of September 30, 2000, the Company has available approximately $25,495,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2004 through 2015. The Company also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013.

The Company has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, warrant extensions have been recorded and expensed for financial statement purposes in the amount of $18,642,598 as of September 30, 2000. For tax purposes, warrants are not recorded until the warrants are exercised. Bad debt allowance recorded against intercompany receivables in the amount of $2,282,479 at September 30, 1998 was expensed for financial statement purposes but not for tax purposes. Reductions in the allowance account of $823,670 at September 30, 1999 and $1,458,809 as of September 30,
2000 are also reflected in the financial statements but are not included in the tax return.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

The  following  is a summary of the composition of the  Company's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 2000 and 1999:

                                   2000         1999

       Net Operating Loss       $8,667,240   $8,049,126
       Warrant Expense           6,336,783    6,258,898
       Patent Amortization         435,896      488,174
       Allowance for Bad Debts           0      443,400
       Tax Credit Carry Forward    700,000      700,000
                                ----------   ----------
                                16,139,919   15,939,598

       Valuation Allowance     (16,139,919) (15,939,598)
                                ----------   ----------
       Net Deferred Tax Asset   $        0   $        0
                                ==========   ==========


The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                                     Increase
                                                        in
                                      Deferred       Valuation
                                        Tax          Allowance      Net
                                      Benefit

   Year Ended September 30,2000   $   (200,321)    $   200,321      $0

   Year Ended September 30,1999   $   (203,637)    $   203,637      $0

   Year Ended September 30,1998   $   (846,487)    $   846,487      $0

   Year Ended September 30,1997   $ (2,326,496)    $ 2,326,496      $0

   Year Ended September 30,1996   $ (3,000,971)    $ 3,000,971      $0

   Year Ended September 30,1995   $ (3,877,527)    $ 3,877,527      $0

   From July 5,1989 (inception)
    through September 30, 2000    $(16,139,919)    $16,139,919      $0


NOTE G - RELATED PARTY TRANSACTIONS

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

Sublicensing Agreement

In 1989, BICO acquired rights to certain concepts and patents related to the Sensor from outside parties. The purchase price was $650,000, and was paid by the conveyance of stock in BICO and 1,040,000 shares of Diasensor.com, Inc. common stock. The $520,000 value of the Diasensor.com, Inc. stock issued was charged to the receivable due from BICO. On May 14, 1991, Diasensor.com, Inc. and BICO entered into a sublicense agreement under which Diasensor.com, Inc. acquired these rights from BICO for a cash payment of $650,000 which was charged to operations.

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

2.   INTERCOMPANY ACTIVITY

For the fiscal year ended September 30, 2000 net intercompany charges from BICO and its subsidiaries to the Company were $1,743,476. For the fiscal years ended September 30, 1999 and 1998, net intercompany charges by the Company to BICO and its subsidiaries were $81,261 and $160,433, respectively.

3.  RECEIVABLES FROM OFFICERS AND DIRECTORS

During the fiscal year ended September 30, 1998 the Company made loans to certain officers and directors totaling $125,000. The loans were due upon demand with interest at a rate of 8.25%. Total amounts due, including accrued interest, on these loans at September 30, 1998, were $80,599 from Fred E. Cooper and $53,673 from Anthony J. Feola. During the fiscal year ended September 30, 1999, the Company (by agreement with BICO) assigned the above $134,272 of notes receivable and accrued interest, plus an additional $4,266 accrued interest, to BICO by an increase in the intercompany due from BICO account.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Due to the financial condition of BICO, as discussed in Note B, management had established an allowance for doubtful accounts covering amounts due from BICO. During the fiscal year ended September 30, 2000, the Company reduced the allowance for doubtful accounts from $1,458,809 to zero to reflect the repayment of all amounts due from BICO.

5.  ACCRUED PAYROLL

Included in accrued payroll and withholdings at September 30, 2000, is $45,208 and $29,167 for unpaid wages from fiscal years 1997 through 1999 of Fred E. Cooper and David L. Purdy, respectively, which were earned but voluntarily deferred by these two directors.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

2.  EMPLOYMENT AGREEMENTS

Diasensor.com, Inc. has entered into agreements with Fred E. Cooper and David L. Purdy pursuant to which they receive annual salaries (as adjusted through September 30, 2000) of $497,000 and $450,000, respectively, from Diasensor.com, Inc. both of which are subject to review and adjustment annually. The initial term of the agreements with Mr. Cooper and Mr. Purdy expired on
October 31, 1999, but were automatically renewed for an additional three-year period; such renewals will continue unless either party gives proper notice of non-renewal. In November, 2000, Mr. Purdy resigned effective February 2001. The agreements also provide that in the event of a "change of control" of Diasensor.com, Inc., Diasensor.com, Inc. is required to issue to Mr. Cooper and Mr. Purdy shares of common stock equal to five percent (5%) of the outstanding shares of common stock of the Company immediately after the change in control.

3.  LITIGATION

Several class action lawsuits were filed against the Company along with BICO and certain of their directors, all of which were consolidated into a single action. The suit alleges various violations of federal securities laws on behalf of a class of plaintiffs who purchased common stock of BICO between April 25, 1995 and February 26, 1996, at which time the value of BICO's stock dropped as a result of an unfavorable recommendation of a Panel Review convened by the United States Food and Drug Administration with respect to a certain medical device owned by Diasensor.com, Inc. and manufactured by BICO. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, the Company and BICO agreed to settle the lawsuit for a total amount of $3,450,000. As of September 30, 2000, $2,150,000 has been paid toward the settlement by BICO. An additional $1,300,000 will be paid in June 2001 by BICO. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, the company believes that the existing settlement will end this matter.

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


NOTE I - STOCKHOLDERS' EQUITY

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

In July, 1993, the Company commenced a public offering. As of September 30, 1998, an aggregate of 1,063,460 shares had been issued with proceeds to the Company of $3,561,892. Of that total, 230,961 shares with net proceeds of $786,245 were issued in fiscal 1994; 437,768 shares with net proceeds of $1,501,492 were issued in fiscal 1995; 410,731 shares with net proceeds of $1,365,155 were sold in fiscal 1996; 1,000 shares were issued in fiscal 1998 at $3.50 per share; 10,000 shares were issued for consulting services at a charge to operations of $35,000 in fiscal 1996; and 27,000 shares were reimbursed with net repayment of $94,500 in fiscal 1997.

The Company issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, 5,000 shares in fiscal 1996 and none in fiscal 1997, 1998 or 1999. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in the Company's public offering.

Common Stock Warrants

At September 30, 2000, the Company has reserved 10,463,013 shares of the Company's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants for 7,509,550 shares were issued to directors, officers, and employees for meritorious service, employment contracts and personal guarantees on Company indebtedness. Also, warrants for 2,553,463 shares were issued to consultants and medical advisers and for 400,000 shares to individuals for personal guarantees on Company loans. The per share exercise price for 7,380,000 shares is $.50, for 2,170,463 shares is $1.00 and for 912,550 shares is $3.50. The fiscal years in which warrants expire are as follows:


     Warrant Expiration Fiscal Year          Number of Shares

               2001                             1,475,750
               2002                               117,213
               2003                             2,283,050
               2004                             4,502,000
               2005                             2,085,000
                                               ----------
                                               10,463,013
                                               ==========

The following is a summary of warrant transactions during fiscal years ended September 30,


                            2000       1999        1998       1997      1996

Outstanding beginning    8,644,113  6,676,513   7,476,513  7,533,263  7,077,213
 of year

Granted during the year  2,085,000  2,070,000           0     59,000    743,250

Canceled during the year  (266,100)  (102,400)   (800,000)  (115,750)  (231,200)

Exercised during the
years at prices ranging
from $.1875 to $1.00 per
share                            0          0           0          0    (56,000)
                         ---------   ---------  ---------  ---------  ---------
Outstanding, and        10,463,013  8,644,113   6,676,513  7,476,513  7,533,263
eligible for exercise.   =========   =========  =========  =========  =========


During the period October 1, 1999 through September 30, 2000, the Company extended the exercise date of warrants to purchase 2,202,050 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,120,250 shares were originally granted at an exercise price of $1.00 and warrants for 81,800 shares were originally granted at an exercise price of $3.50 and were extended at the same price. No expense was recognized in connection with the extension of these warrants because the present value of the exercise price is greater than the estimated fair value of the underlying shares. In addition, during the year ended September 30, 1999, the Company granted warrants to purchase 2,085,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $230,178.

During the period October 1, 1998 through September 30, 1999, the Company extended the exercise date of warrants to purchase 2,561,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,477,000 were originally granted at an exercise price of $.50 per share, warrants for 29,213 shares were origainally granted at an exercise price of $1.00 and warrants for 55,000 shares were originally granted at an exercise price of $3.50 and were extended at the same price. In connection with the extension of these warrants the Company recorded a charge of $272,078 against operations. In addition, during the year ended September 30, 1999, the Company granted warrants to purchase 2,070,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $228,538.

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

NOTE J- SUPPLEMENT CASH FLOW INFORMATION

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

Cash paid for interest and income taxes were as follows:

                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,2000         30,1999     30,1998         30,2000

Interest Paid        $    0          $    0      $     0         $10,529
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======


NOTE K - SUBSEQUENT EVENT

In November 2000, the Company made additional investments of $100,000 in MicroIslet and $192,736 in Diabecore Medical, Inc. These additional investments increased the Company's ownership percentages to approximately 15% and 21% in MicroIslet and Diabecore, respectively.