Form 10-Q
period 2000-12-31
DIASENSOR COM INC
filed 2001-02-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                             December 31, 2000

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

     As of December 31, 2000, 22,980,051 shares of
Diasensor.com, Inc. common stock, par value $.01 were outstanding.

                               DIASENSOR.COM,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  December 31,   September 30,
               ASSETS                                 2000          2000
                                                   (Unaudited)      (Note A)
                                                   -----------    -----------
Current assets
  Cash and cash equivalents                        $   130,158    $   113,098
  Prepaid expenses                                      17,611            -
                                                   -----------    -----------
               Total current assets                    147,769        113,098

Property and equipment - at cost
  Furniture and fixtures                                42,750         42,750
                                                   -----------    -----------
                                                        42,750         42,750
  Less accumulated depreciation                         35,893         34,438
                                                   -----------    -----------
                                                         6,857          8,312
                                                   -----------    -----------

Other Assets
  Due from Subsidiaries of BICO                            -           19,838
  Investment in unconsolidated subsidiaries (note E) 1,316,474      1,141,112
  Security Deposit                                      17,250         17,250
                                                   -----------     ----------
                                                     1,333,724      1,178,200
                                                   -----------     ----------
               TOTAL ASSETS                        $ 1,488,350    $ 1,299,610
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Due to BICO                                      $ 2,410,185    $ 1,725,920
  Accrued payroll and withholdings                      76,063         91,840
                                                   -----------    -----------
               Total current liabilities             2,486,248      1,817,760


Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
  none issued
  Common stock, 40,000,000 shares of
  $.01 par value authorized; issued and outstanding
  22,980,051 at Dec. 31, 2000 and Sep. 30, 2000        229,801        229,801
  Additional paid-in capital                        26,892,071     26,892,071
  Warrants                                          18,684,017     18,684,017
  Deficit accumulated during the development stage (46,803,787)   (46,324,039)
                                                   -----------    -----------
                                                      (997,898)      (518,150)
         TOTAL LIABILITIES AND                     -----------    -----------
             STOCKHOLDERS' EQUITY (DEFICIENCY)     $ 1,488,350   $  1,299,610
                                                   ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                           DIASENSOR.COM,INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 2000       December 31, 1999     December 31, 2000
                                     --------------------     ------------------    -----------------
Research and development expenses        $       -               $       -            $  10,556,405

General and administrative expenses            448,331                 371,665           15,831,384

Provision for (recovery of) doubtful accounts    -                    (364,909)               -

Warrant extensions                               -                       -               18,184,986

Technology and patent rights acquired            -                       -                2,650,000

Interest expense                                 _                       -                   10,529

Other income                                   (15,525)                  -                 (649,289)

Loss on unconsolidated subsidiaries             46,942                   -                  152,367

Other expense                                    -                       -                   37,405
                                           --------------          -------------        --------------
  Net loss                               $    (479,748)          $      (6,756)       $ (46,773,787)
                                           ==============          ==============       ==============
Net loss per common share                $       (0.02)          $       (0.00)       $       (2.37)
                                           ==============          ==============       ==============

The accompanying notes are an integral part of this statement.

                             DIASENSOR.COM,INC.
                     (A Development Stage Company)

                  Consolidated Statement of Cash Flows
                              (Unaudited)
                                                              For the               For the           From July 5, 1989
                                                          three months ended    three months ended    (Inception) through
                                                          December 31, 2000     December 31, 1999     December 31, 2000
                                                          ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net loss                                               $     (479,748)       $   (6,756)           $  (46,773,787)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                               1,455             1,526                    83,189
        Amorization                                               70,431               -                     224,678
        Provision for (recovery of) doubtful accounts                -            (364,909)                      -
        Impairment loss                                              -                 -                      14,367
        Loss on unconsolidated subsidiaries                       46,943               -                     152,368
        Stock issued in exchange for services                        -                 -                     138,950
        Stock issued for License and Marketing Agreement             -                 -                      80,000
        Warrants issued for services                                 -               1,103                   458,716
        Warrant extensions                                           -                 -                  18,184,986
        Inventory Deposit - BICO                                     -                 -                  (1,000,000)
        (Increase) decrease in prepaid expenses                  (17,611)              130                   (17,611)
        Increase in payable due to BICO                          684,265            37,394                12,947,579
        Decrease in receivable due from BICO subsidiaries         19,838               -                         -
        Increase in accounts payable                                 -               8,204                       -
        Increase (decrease) in accrued payroll & withholdings    (15,777)              -                      76,063
        (Increase) in other assets                                   -                 -                     (17,250)
                                                          ------------------    ------------------    ----------------
         Net cash provided by (used in) operating activities     309,796          (323,308)              (15,447,752)

 Cash flows from investing activities:

   Disposal of property and equipment                                -                 -                     175,000
   Purchase of property and equipment                                -                 -                    (279,413)
   Investment - MicroIslet                                      (100,000)              -                  (1,000,000)
   Investment - Diabecore                                       (192,736)              -                    (693,520)
   (Increase) in Notes Receivable-related parties                    -                 -                    (125,000)
   (Increase) in Interest Receivable-related parties                 -                 -                     (13,538)
                                                          ------------------    ------------------   -----------------
      Net cash used in investing activities                     (292,736)              -                  (1,936,471)

 Cash flows from financing activities:

   Advances to BICO                                                  -                (985)               (7,498,369)
   Repayment of advances to BICO                                     -             328,500                 9,166,099
   Proceeds from issuance of common stock                            -                 -                  10,971,834
   Proceeds from issuance of common stock to BICO                    -                 -                   4,200,000
   Proceeds from warrants exercised                                  -                 -                     118,066
   Purchase of treasury stock                                        -                 -                     (35,000)
   Proceeds from Regulation S                                        -                 -                     288,751
   Proceeds from issuance of notes payable                           -                 -                     303,000
                                                          ------------------    ------------------   -----------------
      Net cash provided (used) by financing activities               -             327,515                17,514,381
                                                          ------------------    ------------------   -----------------
      Net increase (decrease) in cash & cash equivalents          17,060             4,207                   130,158
      Cash and cash equivalents at beginning of period           113,098             6,525                       -
                                                          ------------------    ------------------   -----------------

      Cash and cash equivalents at end of period          $        130,158      $   10,732           $       130,158
                                                          ==================    ==================   ==================

The accompanying notes are an integral part of this statement.



                    DIASENSOR.COM, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasensor.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. (parent). BICO owns 52% of the stock of the Company as of December 31, 2000. Diasensor.com is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 2000 and December 31, 1999, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to June 30, 2000, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 19,755,604 for the period from July 5, 1989 (inception) to December 31, 2000.

NOTE D - Legal Proceedings

     In April, 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. We continue to submit various scientific, financial and contractual documents in response to their requests.

NOTE E - Investments in Unconsolidated Subsidiaries

     In November, 2000, the Company invested an additional $100,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. This additional investment increased the Company's ownership percentage in Microislet, Inc. to 15%. MicroIslet is a California company which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     Also in November, 2000, the Company invested an additional $192,736 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. This additional investment increased the Company's ownership percentage in Diabecore Medical, Inc. to approximately 20.8%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes. The Company's ownership of Diabecore Medical, Inc. is expected to advance to 35% at completion of funding through July 2001.

Both investments are being reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of September 30, 2000 are as follows:

  Unconsolidated        Investment in     Unamortized
    Subsidiary         Underlying Net       Goodwill       Total
                           Assets

MicroIslet, Inc.        $  50,731         $  688,509     $  739,240
Diabecore Medical,Inc.     50,615            526,619        577,234
                          -------          ---------      ---------
Total                   $ 101,346         $1,215,128     $1,316,474
                          =======          =========      =========


NOTE F - Subsequent Events

     In January and February 2001, the Company made additional investments of $250,000 in MicroIslet, Inc. and $146,755 in Diabecore Medical, Inc. These additional investments increased the Company's ownership percentage to approximately 17.5% and 27.0% in MicroIslet and Diabecore, respectively.

Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

      During the three months ended December 31, 2000 funds were transferred to Diasensor from BICO to provide working capital. These funds were used in operating activities and for investments in unconsolidated subsidiaries. The net effect of these cash transactions was to increase cash from $113,098 at September 30, 2000, to $130,158 at December 31,
2000.

      Prepaid expenses increased from zero to $17,611 during
the   quarter   ended  December  31,  2000.   The   increase
represents  insurance  premiums  paid  in  advance  of   the
coverage period.

      Amounts due from subsidiaries of BICO were $19,838 at September 30, 2000, representing rental payments due to the Company for office space used by subsidiaries of BICO. All outstanding amounts were paid by the subsidiaries as of December 31, 2000, decreasing this other asset to zero.

     The Company's investments in MicroIslet, Inc. and Diabecore, Inc. increased during the quarter ended December 31, 2000. As a result, these other assets were $739,240 and $577,234, respectively, as of December 31, 2000, as compared to $726,066 and $416,046, respectively at September 30, 2000.

     Amounts due to BICO from the Company increased from $1,725,920 as of September 30, 2000 to $2,410,185 as of
December 31, 2000. This increase is due to intercompany transfers from BICO to the Company for working capital.

Results of Operations

      There were no research and development expenses during the three-month periods ended December 31, 2000 and 1999 due to the agreed-upon suspension of charges by BICO pursuant to the research and development agreement between the Company and its parent.

      General and Administrative expenses increased from $371,665 for the three month period ended December 31, 1999 to $448,331 for the three month period ended December 31, 2000. The increase was primarily due to an increase in salaries and administrative staff, administrative overhead and amortization of goodwill associated with the investments in unconsolidated subsidiaries.

     Other income during the quarter increased from zero for the three-month period ended December 31, 1999 to $15,525 for the three-month period ended December 31, 2000. This increase was due to an increase in rental income, which is charged to BICO and its subsidiaries for their share of our office space.

      During the three months ended December 31, 1999, we recognized $364,909 in recovery of doubtful accounts when BICO repaid amounts due. Those amounts had been part of a fiscal 1998 charge to a provision for doubtful accounts because BICO's financial position at that time indicated we might not receive the money back from BICO. No similar recovery was recognized during the first quarter of fiscal year 2001 because all amounts due from BICO had been repaid as of September 30, 2000.


                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of February 2001.


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


                              By /s/ Michael P. Thompson
                                     Michael P. Thompson
                                     Chief Financial Officer
                                     (principal financial officer
                                     and principal accounting
                                     officer)