Form 10-K/A
period 2000-12-31
DIASENSE INC/PA
filed 2001-05-09
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K/A

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


                   FISCAL YEARS ENDED SEPTEMBER 30th

                      2000          1999        1998         1997        1996
Total Assets      $1,299,610   $   38,324   $  292,322   $3,108,243  $4,171,910

Total
Liabilities       $1,817,760   $   91,214   $   92,327   $   22,419  $   20,624

Working Capital
 (Deficit)       ($1,704,662) ($   84,559) ($   44,724)  $2,862,349  $3,914,198

Total Revenues    $        0   $        0   $        0   $        0  $        0

General and
Administrative    $2,110,922   $1,354,066   $  669,764   $1,023,961  $1,509,298
Expenses

Warrant
Extensions        $        0   $   30,070   $    1,263   $5,593,875  $7,640,468

Benefit
(Provision)       $        0   $        0   $        0   $        0  $        0
for Income
Taxes

Net Loss         ($  695,438) ($  511,493) ($2,890,592) ($6,564,837)($9,018,258)

Net Loss
per Common
Share:
  Basic          ($.03)       ($.02)       ($.13)        ($.29)      ($.39)
  Diluted        ($.03)       ($.02)       ($.13)        ($.29)      ($.39)

Cash Dividends
 per share:
  Preferred       $ 0          $ 0          $ 0           $ 0         $ 0
  Common          $ 0          $ 0          $ 0           $ 0         $ 0



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

General and administrative expenses totaled $2,110,922 during fiscal 2000, as compared to $1,354,066 during fiscal 1999, and $669,764 during fiscal 1998. The lower total in fiscal 1998 was due primarily to the suspension of billings under the R&D Agreement, and the reduction in personnel due to our cash flow problems. In addition, our executive officers were not paid their full salaries in fiscal 1998. The increase in fiscal 1999 occurred when salaries were returned to full levels, with an increase in salaries paid of $232,528 over fiscal 1998. In fiscal 2000, payments for salaries increased $546,763. Fees for outside consultants and marketing fees increased by $271,440 from fiscal 1998 to fiscal 1999, and increased by $15,386 from fiscal 1999 to fiscal 2000 - those increases were primarily in connection with our efforts to market the sensor in Europe. In addition, we issued warrants for services aggregating $230,178, $228,538 and $0 in fiscal 2000, 1999 and 1998, respectively. Other income aggregated $62,100 in fiscal 2000, as compared to $48,973 in fiscal 1999, and $62,914 in fiscal 1998. General and administrative expenses also include a $154,246 amortization of goodwill in fiscal 2000 in connection with our investments in Diabecore and MicroIslet. We had no similar amortization in fiscal 1998 or fiscal 1999, since our investments in those companies began in fiscal 2000.

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

During fiscal 1999 and 1998, we extended 2,561,213 and 10,000 warrants, respectively. The warrants were originally granted to certain officers, directors, employees and consultants in 1993 through 1995, with expiration dates during 1998 through 2000, respectively. Rather than letting them expire, we extended them. Because the exercise price of some of the warrants - $1.00 or $.50 per share - was lower than the market price of our common stock at the time of the extensions - which is assumed to be $.50 per share, although there is currently no public trading market for our common stock - $30,070 was charged against operations in fiscal 1999; and $1,263 was charged to operations in fiscal 1998. In fiscal 2000, we extended warrants to purchase 2,202,050 shares with exercise prices between $1.00 and $3.50 per share. Because those exercise prices exceeded the assumed market price for our common stock, we didn't have any amount charged to operations as a result.

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

     In addition, as discussed in notes B and G, the Company is dependent upon its parent, BICO, Inc. to continue to perform and fund contractual arrangements related to research, development and manufacturing activities of products for the Company. There has been and continues to be substantial doubt about BICO's ability to continue as a going concern due to their recurring losses from operations and negative cash flow. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in note L to the consolidated financial statements, certain restatements have been made to financial statements, which were previously issued by the Company.


/s/ Goff Backa Alfera & Company, LLC

Pittsburgh, Pennsylvania
December 9, 2000,except for note P,
as to which the date is May 9, 2001.

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

Commitments and Contingencies (notes B and H)

Stockholders' equity (deficiency) (note I)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sep. 30, 2000 and
  Sep. 30, 1999                                          229,801        229,801
  Additional paid-in capital                          26,892,071     26,892,071
  Warrants                                            15,320,832     15,381,904
  Deficit accumulated during the
  development stage                                  (46,029,729)   (45,334,291)
                                                     -----------    -----------
                                                        (518,150)       (52,890)
            TOTAL LIABILITIES AND                    -----------    -----------
              STOCKHOLDERS' EQUITY (DEFICIENCY)      $ 1,299,610    $    38,324
                                                     ===========    ===========
[FN]
The accompanying notes are an integral part of this statement.

                                 Diasensor.com, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2000    September 30,1999   September 30, 1998   September 30, 2000
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
 (notes A, G, and H)                       $       -            $       -             $      -           $   10,556,405

General and administrative expenses           2,110,922            1,354,066              669,764            15,383,053

Provision for (recovery of) doubtful
 accounts(note G)                            (1,458,809)            (823,670)           2,282,479                  -

Warrant extensions (note I)                        -                  30,070                1,263            17,890,676

Technology and patent rights acquired (note G)     -                    -                    -                2,650,000

Interest expense                                   -                    -                    -                   10,529

Other income - (note E)                         (62,100)             (48,973)             (62,914)             (633,764)

Loss on unconsolidated subsidiaries (note C)    105,425                 -                    -                  105,425

Other expense                                      -                    -                    -                   37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $   (695,438)        $   (511,493)        $ (2,890,592)       $  (45,999,729)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $      (0.03)        $      (0.02)        $      (0.13)       $        (2.39)
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


                                 Diasensor.com, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note I)

       For the period July 5, 1989 (inception) through September 30, 2000


                                                                                                           Deficit     Total
                                                                                                        Accumulated   Stock-
                                                                        Common   Additional              During the   Holders'
                                                   Common   Stock       Stock     Paid-in               Development   equity
                                                   Shares   Amount   Subscribed  Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in connection with
   obtaining License and Marketing Agreement     8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -      -       4,625,000            -    4,625,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -      -           -      (10,336,514) (10,336,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,665,315  (26,349,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,640,468            -    7,640,468
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -  1,361,047           -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,018,258)  (9,018,258)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 26,982,811  12,305,783  (35,367,369)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,899,658  (41,932,206)   3,085,824
 Warrant extensions                                      -         -          -          -       1,263           -         1,263
 Warrants expired                                        -         -          -  2,400,000  (2,400,000)          -             -
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,890,592)  (2,890,592)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,292,071  15,500,921  (44,822,798)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -      30,070            -       30,070
 Warrants expired                                        -         -          -    377,625    (377,625)           -            -
 Net Loss                                                -         -          -          -           -     (511,493)    (511,493)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 29,669,696  15,381,904  (45,334,291)     (52,890)
 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Warrants expired                                         -         -          -    291,250    (291,250)           -            -
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$29,960,946 $15,320,832 $(46,029,729)  $ (518,150)
                                                ========== ========= ========== ==========  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                                 Diasensor.com, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Note J)

                                                                                                       From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2000    September 30, 1999  September 30, 1998  September 30, 2000
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $   (695,438)         $  (511,493)        $  (2,890,592)      $ (45,999,729)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                     6,107                6,074                13,615              81,734
  Amortization                                   154,247                 -                     -                154,247
  Provision for (recovery of)doubtful
    accounts                                  (1,458,809)            (823,670)            2,282,479                -
  Impairment loss                                   -                    -                   14,367              14,367
  Loss on unconsolidated subsidiaries            105,425                 -                     -                105,425
  Stock issued in exchange for services             -                    -                     -                138,950
  Stk issued for License & Marketing Agreement      -                    -                     -                 80,000
  Warrants issued for services                   230,178              228,538                  -                458,716
  Warrant extensions                                -                  30,070                 1,263          17,890,676
  Inventory deposit - BICO                          -                    -                     -             (1,000,000)
  (Increase) decrease in prepaid expenses            130                5,662                 7,906                 -
  Increase in payable due to BICO              1,763,314                 -                     -             12,263,314
  (Increase)decrease in rec. due from BICO Sub.  (19,838)                -                     -                (19,838)
  Increase (decrease) in accounts payable           -                 (23,606)               14,173                 -
  Increase in accrued payroll and withholdings       626               22,493                55,735              91,840
  Increase in other assets                          -                 (17,250)                 -                (17,250)
                                            -------------        -------------         -------------       -------------
Net cash used in operating activities             85,942           (1,083,182)             (501,054)        (15,757,548)

Cash flows from investing activities:
  Disposal of property and equipment                -                 175,000                 -                 175,000
  Purchase of property and equipment                -                    -                    -                (279,413)
  Investment - MicroIslet                       (900,000)                -                    -                (900,000)
  Investment - Diabecore                        (500,784)                -                    -                (500,784)
  (Increase)in notes rec-related parties            -                    -                (125,000)            (125,000)
  (Increase)in interest rec-related parties         -                  (4,266)              (9,272)             (13,538)
                                            -------------        -------------         -------------       -------------
Net cash used in investing activities         (1,400,784)             170,734             (134,272)          (1,643,735)

Cash flows from financing activities:
  Advances to BICO                              (437,405)             (97,438)          (2,853,665)          (7,498,369)
  Repayment of advances to BICO                1,858,820              974,600            1,656,232            9,166,099
  Proceeds from issuance of common stock            -                    -                   3,500           10,971,834
  Proceeds from issuance of common stk to BICO      -                    -                    -               4,200,000
  Proceeds from warrants exercised                  -                    -                    -                 118,066
  Purchase from treasury stock                      -                    -                    -                 (35,000)
  Proceeds from Regulation S                        -                    -                    -                 288,751
  Proceeds from issuance of notes payable           -                    -                    -                 303,000
                                            -------------       --------------          ------------       --------------
Net cash provided (used)by fin. activities     1,421,415              877,162           (1,193,933)          17,514,381
                                            -------------       --------------          ------------       --------------
Net increase(decrease)in cash and cash equiv.    106,573              (35,286)          (1,829,259)             113,098
Cash and cash equivalents at beg of period         6,525               41,811            1,871,070                    -
                                            -------------       ---------------         ------------       --------------
Cash and cash equivalents at end of period  $    113,098        $       6,525           $   41,811         $    113,098
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

The Company has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, warrant extensions have been recorded and expensed for financial statement purposes in the amount of $17,890,676 as of September 30, 2000. For tax purposes, warrants are not recorded until the warrants are exercised. Bad debt allowance recorded against intercompany receivables in the amount of $2,282,479 at September 30, 1998 was expensed for financial statement purposes but not for tax purposes. Reductions in the allowance account of $823,670 at September 30, 1999 and $1,458,809 as of September 30,
2000 are also reflected in the financial statements but are not included in the tax return.

The Company has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of the Company.

The  following  is a summary of the composition of the  Company's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 2000 and 1999:

                                   2000         1999

       Net Operating Loss       $8,667,240   $8,049,126
       Warrant Expense           6,092,542    6,092,542
       Patent Amortization         435,896      488,174
       Allowance for Bad Debts           0      443,400
       Tax Credit Carry Forward    700,000      700,000
                                ----------   ----------
                                15,895,678   15,773,242

       Valuation Allowance     (15,895,678) (15,773,242)
                                ----------   ----------
       Net Deferred Tax Asset   $        0   $        0
                                ==========   ==========


The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                                     Increase
                                                        in
                                      Deferred       Valuation
                                        Tax          Allowance      Net
                                      Benefit

   Year Ended September 30,2000   $   (122,436)    $   122,436      $0

   Year Ended September 30,1999   $   (203,637)    $   203,637      $0

   Year Ended September 30,1998   $   (846,487)    $   846,487      $0

   Year Ended September 30,1997   $ (2,326,496)    $ 2,326,496      $0

   Year Ended September 30,1996   $ (3,000,971)    $ 3,000,971      $0

   Year Ended September 30,1995   $ (3,877,527)    $ 3,877,527      $0

   From July 5,1989 (inception)
    through September 30, 2000    $(15,895,678)    $15,895,678      $0


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


During the period October 1, 1999 through September 30, 2000, the Company extended the exercise date of warrants to purchase 2,213,050 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,131,250 shares were originally granted at an exercise price of $1.00 and warrants for 81,800 shares were originally granted at an exercise price of $3.50 and were extended at the same price. No expense was recognized in connection with the extension of these warrants because the present value of the exercise price is greater than the estimated fair value of the underlying shares. In addition, during the year ended September 30, 1999, the Company granted warrants to purchase 2,085,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $230,178.

During the period October 1, 1998 through September 30, 1999, the Company extended the exercise date of warrants to purchase 2,561,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,477,000 were originally granted at an exercise price of $.50 per share, warrants for 29,213 shares were origainally granted at an exercise price of $1.00 and warrants for 55,000 shares were originally granted at an exercise price of $3.50 and were extended at the same price. In connection with the extension of these warrants the Company recorded a charge of $30,070 against operations. In addition, during the year ended September 30, 1999, the Company granted warrants to purchase 2,070,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $228,538.

During the period October 1, 1997 through September 30, 1998, the Company extended the exercise date of warrants to purchase 758,000 shares of common stock to certain officers, directors, employees and consultants. Warrants for 748,000 were originally granted at an exercise price of $.50 per share and warrants for 10,000 shares were originally granted at an exercise price of $1.00 and were extended at the same price. The Company recorded $1,263 against operations in connection with the extension of these warrants.

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

During the period October 1, 1995 through September 30, 1996, the Company extended the exercise date of warrants to purchase 2,556,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 49,213 and 2,507,000 shares were originally granted at an exercise price of $1.00 and $.50 per share, resepectively, and were extended at the same price. The Company recorded $7,640,468 against operations in connection with the extensions of these warrants.

During the period October 1, 1994 through September 30, 1995, the Company extended the exercise date of warrants to purchase 1,550,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50. The Company recorded $4,625,000 against operations in connection with the extensions of these warrants.

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

NOTE L - RESTATEMENT

The accompanying financial statements include the effect of adjustments that were made to financial statements previously issued by the Company.

Subsequent to the issuance of its consolidated financial statements in December 2000, the Company determined that the expense recognized for warrant extensions had been incorrectly stated in prior years. The reduction in expense as a result of these adjustments were $242,008 in 1999, $23,737 in 1998, $3,565 in 1996 and $25,000 in 1995. Corresponding reductions were recognized in warrants within Shareholders' Equity.

As a result of the above adjustments for warrant extensions, the composition of the Company's deferred tax asset and associated valuation allowance, as disclosed in Note F, were adjusted. There was no change to the net deferred tax asset as a result of these adjustments.

In addition, reclassifications were made to recognize the expiration of warrants. Reductions in warrants within Shareholders' Equity of $291,250 in 2000, $377,625 in 1999 and $2,400,000 in 1998 were recognized as a result of these adjustments. Corresponding amounts were recognized as additional paid-in capital and there was no effect to toal Stockholders' Equity as a result of these adjustments.