Form 10-Q
period 2001-03-31
DIASENSE INC/PA
filed 2001-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  March 31, 2001

Commission file number             33-56574


                       DIASENSE, INC.
   (Exact name of registrant as specified in its charter)



Pennsylvania                                25-1605848
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

     As of March 31, 2001, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                    March 31,    September 30,
               ASSETS                                 2001           2000
                                                   (Unaudited)     (Note A)
                                                   -----------    -----------
Current assets
  Cash and cash equivalents                        $         -    $   113,098
  Prepaid expenses                                      12,157              -
                                                   -----------    -----------
               Total current assets                     12,157        113,098

Property and equipment - at cost
  Furniture and fixtures                                42,750         42,750
                                                  ------------    -----------
                                                        42,750         42,750
  Less accumulated depreciation                         37,305         34,438
                                                  ------------    -----------
                                                         5,445          8,312
                                                   -----------    -----------

Other Assets
  Due from Subsidiaries of BICO                          4,312         19,838
  Investment in unconsolidated subsidiaries (Note E) 1,795,421      1,141,112
  Security Deposit                                      17,250         17,250
                                                   -----------     ----------
                                                     1,816,983      1,178,200
                                                   -----------     ----------
               TOTAL ASSETS                        $ 1,834,585    $ 1,299,610
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $       311    $         -
  Due to BICO                                        3,209,020      1,725,920
  Accrued payroll and withholdings                      46,267         91,840
                                                   -----------    -----------
               Total current liabilities             3,255,598      1,817,760

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized, none issued
   Common stock, 40,000,000 shares of $.01 par value
   authorized; issued and outstanding 22,980,051 at
  Mar. 31, 2001 and Sep. 30, 2000                      229,801        229,801
  Additional paid-in capital                        29,960,946     29,960,946
  Warrants                                          15,320,832     15,320,832
  Deficit accumulated during the  development stage(46,932,592)   (46,029,729)
                                                    -----------    -----------
                                                    (1,421,013)      (518,150)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $ 1,834,585    $ 1,299,610
                                                    ===========    ===========
[FN]

The accompanying notes are an integral part of this statement.


                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              2001             2000            2001            2000         March 31, 2001
                                            -------------------------        --------------------------  -------------------
Research and development expenses         $       -       $      -       $        -        $      -       $ 10,556,405

General and administrative expenses            639,522       900,015          263,529         532,133       15,868,328

Provision for(recovery of)doubtful accounts       -       (1,458,809)             -        (1,093,900)            -

Warrant extensions                                -              -                -               -         17,890,676

Technology and patent rights acquired           11,010         9,459            9,102           5,675        2,661,010

Interest expense                                 1,006           -              1,006             -             11,535

Loss on unconsolidated subsidiaries            117,636           -             70,694             -            223,061

Amortization of Goodwill                       164,739        20,833           94,309          20,833          318,986

Other expense                                     -              -                -               -             37,405

Other income                                   (31,050)		 -            (15,525)            -           (664,814)
                                            --------------------------	    --------------------------   -------------------
         Net Income (loss)                $   (902,863)   $  528,502    $    (423,115)    $   535,259    $ (46,902,592)
                                            ===========    ===========      ===========    ===========   ===================
Net income (loss) per common share        $      (0.04)   $     0.02    $       (0.02)    $      0.02    $       (2.36)
                                            ===========    ===========      ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSE, INC.
                     (A Development Stage Company)

                   Consolidated Statement of Cash Flows
                              (Unaudited)



                                                       For the six months ended   For the three months ended  From July 5,1989
                                                         March 31,      March 31    March 31,       March 31, (Inception) through
                                                          2001            2000       2001             2000      March 31, 2001
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities:
  Net Income (loss)                                 $   (902,863)   $  528,502     $  (423,115)  $  535,259    $   (46,902,592)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activites:
    Depreciation                                           2,867         3,053           1,412        1,527             84,601
    Amortization                                         164,739        20,833          94,309       20,833            318,986
    Provision for (recovery of) doubtful accounts           -       (1,458,809)           -      (1,093,900)              -
    Impairment loss                                         -             -               -            -                14,367
    Loss on unsonsolidated subsidiaries                  117,636          -             70,692         -               223,061
    Stock issued in exchange for services                   -             -               -            -               138,950
    Stock issued for License and Marketing Agreement        -             -               -            -                80,000
    Warrants issued for services                            -            1,104            -            -               458,716
    Warrent extensions                                      -             -               -            -            17,890,676
    Inventory deposit-BICO                                  -             -               -            -            (1,000,000)
    (Increase)decrease in prepaid expenses               (12,157)       (2,508)          5,454       (2,638)           (12,157)
    Increase in payable due to BICO                    1,483,100       472,535         798,835      435,141         13,746,414
    Decrease(increase) in receivable due from
    BICO subsidiaries                                     15,526          -             (4,312)        -                (4,312)
    Increase in accounts payable                             311        12,500             311        4,296                311
    Increase (decrease) in accrued payroll and
    withholdings                                         (45,573)          625         (29,796)         625             46,267
    (Increase) in other assets                              -             (250)           -            (250)           (17,250)
                                                     -------------   -----------    ------------  ------------  ----------------
    Net cash provided by (used in) operating activities  823,586      (422,415)        513,790      (99,107)       (14,933,962)

Cash flows from investing activities:
 Disposal of property and equipment                         -             -               -            -               175,000
 Purchase of property and equipment                         -             -               -            -              (279,413)
 Investment - MicroIslet, Inc.                          (450,000)     (500,000)       (350,000)    (500,000)        (1,350,000)
 Investment - Diabecore                                 (486,684)     (500,784)       (293,948)    (500,784)          (987,468)
 (Increase) in notes receivable - related parties           -             -               -	       -              (125,000)
 (Increase) in interest receivable - related parties        -             -               -            -               (13,538)
                                                     ------------    -----------    ------------  ------------  ----------------
    Net cash used in investing activities               (936,684)   (1,000,784)       (643,948)  (1,000,784)        (2,580,419)

Cash flows from financing activities:
 Advances to BICO                                           -         (437,405)           -        (436,420)        (7,498,369)
 Repayment of advances to BICO                              -        1,858,820            -       1,530,320          9,166,099
 Proceeds from issuance of common stock                     -             -               -            -            10,971,834
 Proceeds from issuance of common stock to BICO             -             -               -            -             4,200,000
 Proceeds from warrants exercised                           -             -               -            -               118,066
 Proceeds from treasury stock                               -             -               -            -               (35,000)
 Proceeds from Regulation S                                 -             -               -            -               288,751
 Proceeds from issuance of notes payable                    -             -               -            -               303,000
                                                     ------------    -----------    ------------  ------------  ----------------
   Net cash provided by financing activities                -        1,421,415            -       1,093,900         17,514,381
                                                     ------------    -----------    ------------  ------------  ----------------
   Net decrease in cash and cash equivalents            (113,098)       (1,784)      (130,158)       (5,991)              -
   Cash and cash equivalents at beginning of period      113,098         6,525        130,158        10,732               -
                                                     ------------    -----------    ------------  ------------  ----------------
   Cash and cash equivalents at end of period       $       -       $    4,741     $     -       $    4,741    $          -
                                                     ============    ===========    ============  ============  ================

See notes to the financial statements.



                    DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasense, Inc. (the "Company"), formerly Diasensor.com, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-O Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE B - Organization

     The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owns 52% of the stock of the Company as of March 31, 2001. Diasense is currently developing a noninvasive glucose sensor (sensor). The sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 for the periods ended March 31, 2001 and March 31, 2000. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to March 31, 2001, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 19,850,883 for the period from July 5, 1989 (inception) to March 31, 2001.


NOTE D - Legal Proceedings

     In April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. We continue to submit various scientific, financial and contractual documents in response to their requests.

NOTE E - Investments in Unconsolidated Subsidiaries

     During the six months ended March 31, 2001, the Company invested an additional $450,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, the Company has invested $1,350,000 in MicroIslet and its ownership is approximately 18.5%. Diasense has an option to purchase an additional 1.5% interest in MicroIslet and holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     During the six months ended March 31, 2001, the Company invested an additional $486,684 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during fiscal year 2000. With this additional investment, the Company has invested $987,472 in Diabecore and owns approximately 28.2% of this unconsolidated subsidiary. The Company also owns warrants to purchase additional shares of Diabecore, which, if exercised, will increase the company's ownership to 35%. The Company holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of March 31, 2001 and September 30, 2000 are as follows:

                 Investment in
Unconsolidated  Underlying Net Assets  Unamortized
  Subsidiary                            Goodwill                 Total
                Mar.31,   Sep.30,    Mar.31,    Sep.30,    Mar.31,     Sep.30,
                 2001      2000       2001       2000       2001        2000

MicroIslet,   $ 78,992   $ 89,657 $  908,472  $  635,409 $  987,464  $  725,066
  Inc.

Diabecore      129,148     37,003    678,810     379,043    807,957     416,046
Medical, Inc.
               -------    -------   --------   ----------  ---------   --------
Total         $208,140   $126,660 $1,587,281  $1,014,452 $1,795,421  $1,141,112

NOTE F - Subsequent Events

In May 2001, the Company made an additional investment of $150,000 in MicroIslet, Inc. This investment increased
Diasense's ownership percentage to 20%.


Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

     During the six months ended March 31, 2001 funds were transferred to Diasense from BICO to provide working capital. These funds were used in operating activities and for investments in unconsolidated subsidiaries. In January 2001, BICO adopted a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this change in policy, Diasense had a cash balance of zero at March 31, 2001. The net effect of these cash transactions was to decrease cash from $113,098 at September 30, 2000, to zero at March 31, 2001.

      Prepaid expenses increased from zero to $12,157 during
the   six   months  ended  March  31,  2001.   The  increase
represents  insurance  premiums  paid  in  advance  of   the
coverage period.

      Amounts due from subsidiaries of BICO were $4,312 at March 31, 2001 and $19,838 at September 30, 2000,
representing rental payments due to Diasense for office space used by subsidiaries of BICO. The decrease during the first six months of fiscal 2001 was due to outstanding amounts paid by the subsidiaries in December 2000.

     Diasense made additional investments in MicroIslet, Inc. and Diabecore, Inc. during the six months ended March 31, 2001. As a result, these other assets increased to $1,795,421 as of March 31, 2001, as compared to $1,141,112 at September 30, 2000.

     Amounts due to BICO from Diasense increased from $1,725,920 as of September 30, 2000 to $3,209,020 as of
March 31, 2001. This increase is due to intercompany transfers from BICO to Diasense for working capital and investment activities.


Results of Operations

     There were no research and development expenses during the six-month period ended March 31, 2001 and 2000 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the research and development agreement.

     General and Administrative expenses decreased during the second quarter from $532,133 for the three-month period ended March 31, 2000 to $263,529 for the three-month period ended March 31, 2001 and decreased from $900,015 for the six-month period ended March 31, 2000 to $640,528 for the six-
month  period  ended  March 31,  2001.    The  decrease  was
primarily due to a decrease in consulting and marketing expenses, reduced salaries and administrative overhead.

     Diasense recovered $1,093,900 and $1,458,809 in doubtful accounts during the three-month and six-month periods ended March 31, 2000, respectively as compared with no similar recovery during the current year's periods. This recovery was due to BICO's repayments of intercompany transfers, which had been fully reserved as doubtful accounts as a result of BICO's financial condition during the prior years. No similar recovery was recognized during the first six months of fiscal year 2001 because all amounts due from BICO had been repaid as of September 30, 2000.

     Diasense recognized losses from unconsolidated subsidiaries of $70,694 and $117,636 during the three-month and six-month periods ended March 31, 2001, respectively. These amounts represent the portion of the losses of Diabecore Medical and MicroIslet that was absorbed by Diasense. Diasense's share of the losses is determined by applying its ownership percentage to the total loss incurred. There were no similar losses in the previous year because Diasense just started investing in these two companies in fiscal 2000 and their operations were minimal at March 31, 2000.

     Amortization of Goodwill increased from $20,833 for the three-month and six-month periods ended March 31, 2000 to $94,309 and $164,739 for the same periods in the current year. This expense represents the amortization of goodwill recognized in connection with Diasense's investments in Diabecore Medical and MicroIslet. Amortization expense was lower in the prior year because the investments in Diabecore and MicroIslet just began during the second quarter of fiscal 2000.

     Other income during the second quarter increased from zero for the three-month period ended March 31, 2000 to $15,525 for the three-month period ended March 31, 2001 and increased from zero for the six-month period ended March 31, 2000 to $31,050 for the six-month period ended March 31, 2001. This increase was due to an increase in rental income, which is charged to BICO and its subsidiaries for their share of our office space.


PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               The registrant changed its corporate name from Diasensor.com, Inc. to Diasense, Inc.

Item 6.        Reports on Form 8-K

A report on form 8-K filed March 13, 2001 for the event dated March 13, 2001. The items listed were Item 5, Other
Events.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2001.


                              DIASENSE, INC.

                              By /s/ Fred E. Cooper
                                     Fred E. Cooper
                                     President and Director
                                     (Principal Executive Officer)

                              By /s/ Michael P. Thompson
                                     Michael P. Thompson
                                     (Principal Financial
                                      Officer and Principal Accounting
                                      Officer)