Form 10-Q
period 2001-06-30
DIASENSE INC/PA
filed 2001-08-10
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  June 30, 2001

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

     As of June 30, 2001, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

                               DIASENSE, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                         June 30,     September 30,
 ASSETS                                    2001           2000
                                        (Unaudited)
                                        -----------    -----------
Current assets
  Cash and cash equivalents (note A)    $      -    $     113,098
  Prepaid expenses                            6,703          -
                                        -----------    -----------
               Total current assets           6,703       113,098

Property and equipment - at cost (note A)
  Furniture and fixtures                     42,750        42,750
  Less accumulated depreciation              38,718        34,438
                                        -----------    -----------
                                              4,032         8,312
                                        -----------    -----------


Other assets
  Due from subsidiaries of BICO               8,624        19,838
  Investment in unconsolidated
       subsidiaries (note E)              1,761,453     1,141,112
  Security Deposit                           17,250        17,250
                                        -----------    -----------
                                          1,787,327     1,178,200
                                        -----------    -----------
 TOTAL ASSETS                       $     1,798,062    $1,299,610
                                        ===========    ===========

               LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                      $     7,702    $     -
  Due to BICO                             3,595,674     1,725,920
  Accrued payroll and withholdings           45,771        91,840
                                        -----------    -----------
           Total current liabilities      3,649,147     1,817,760


Commitments and Contingencies (notes A and D)

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
   authorized; issued and outstanding 22,980,051 at
   Jun. 30, 2001 and 22,980,051 at
   Sep. 30, 2000                            229,801       229,801
  Additional paid-in capital             29,960,946    29,960,946
  Warrants                               15,320,832    15,320,832
  Deficit accumulated during the
        development stage               (47,362,664)  (46,029,729)
                                        -----------    -----------
                                         (1,851,085)     (518,150)
               TOTAL LIABILITIES AND    -----------    -----------
                  STOCKHOLDERS' EQUITY  $ 1,798,062   $ 1,299,610
                                        ===========    ===========

The accompanying notes are an integral part of this statement.

                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statement of Operations
                              (Unaudited)
                                          For the nine months ended     For the three months ended   From July 5, 1989
                                                  June 30,                      June 30,            (inception) through
                                             2001             2000         2001            2000        June 30, 2001
                                          -------------------------    --------------------------  -------------------
Research and development expenses       $       -       $     -       $     -        $      -     $      10,556,405

General and administrative expenses           886,214     1,557,974       246,692         657,959        16,115,020

Provision for (recovery of) doubtful            -        (1,458,809)        -               -                 -
  accounts

Warrant extensions                              -             -             -               -            17,890,676

Technology and patent rights acquired          26,006        12,791        14,996           3,332         2,676,006

Interest expense                                1,006         -             -               -                11,535

Loss on unconsolidated subsidiaries           196,866         -            79,230           -               302,291

Amortization of Goodwill                      269,477        45,833       104,738          25,000           423,724

Other income                                  (46,634)        -           (15,584)          -              (680,398)

Other expense                                   -             -             -               -                37,405
					  -------------------------    --------------------------  -------------------
         Net loss                       $  (1,332,935)  $  (157,789)  $  (430,072)    $  (686,291)  $   (47,332,664)
                                          ===========    ===========   ===========    ===========   ===================
Net income (loss) per common share      $      (0.06)   $     (0.01)  $     (0.02)    $     (0.03)  $         (2.37)
                                          ===========    ===========   ===========    ===========   ===================

See notes to the financial statements.

                            DIASENSE, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)



                                                For the nine months ended  For the three months ended  From July 5,1989
                                                          June 30,                    June 30,         (Inception) thru
                                                    2001            2000        2001          2000       June 30, 2001
                                                 ------------------------   -------------------------- ----------------
Cash flows from operating activities
 Net Income (Loss)                             $  (1,332,935)  $ (157,789)   $  (430,072)    $(686,291)  $ (47,332,664)
 Adjustments to reconcile net loss to net
  cash used by operating activites:
   Depreciation                                        4,280        4,580          1,413         1,527          86,014
   Amortization of goodwill                          269,477       45,833        104,738        25,000         423,724
   Provision for (recovery of) doubtful                -       (1,458,809)         -             -               -
     accounts
   Impairment loss                                     -            -              -             -              14,367
   Loss on unconsolidated subsidiaries               196,866        -             79,229         -             302,291
   Stock in exchange for services                      -            -              -             -             138,950
   Stock issued for License and Marketing Agreement    -            -              -             -              80,000
   Warrants issued for services                        -          230,178          -           229,074         458,716
   Warrent extensions                                  -            -              -             -          17,890,676
   Inventory deposit-BICO                              -            -              -             -          (1,000,000)
   (Increase) Decrease in prepaid expenses            (6,703)         130          5,454         2,638          (6,703)
   Increase (Decrease) in payable due to BICO        828,728        -            (11,086)        -          13,092,042
   (Decrease) Increase in receivable due from
      BICO subsidiaries                               11,214        -             (4,312)        -              (8,624)
   Increase (Decrease) in accounts payable             7,702        -              7,392       (12,500)          7,702
   Increase (Decrease)in accrued payroll and
     withholdings                                    (46,069)         626           (496)            1          45,771
   (Increase) in other assets                          -             (250)         -             -             (17,250)
                                                 ------------    -----------  ------------  -------------  ------------
   Net cash used in operating activities             (67,440)  (1,335,501)      (247,740)     (440,551)    (15,824,988)

Cash flows from investing activities:
 Disposal of property and equipment                   -              -             -             -             175,000
 Purchase of property and equipment                   -              -             -             -            (279,413)
 Investment - MicroIslet, Inc.                     (600,000)      (500,000)     (150,000)        -          (1,500,000)
 Investment - Diabecore                            (486,684)      (500,784)        -             -            (987,468)
 (Increase) in notes receivable
    -related parties			              -              -             -             -            (125,000)
 (Increase) in interest receivable
    -related parties                                  -              -             -             -             (13,538)
                                               -------------  -------------  ------------ ------------   -------------
   Net cash used in investing activities         (1,086,684)    (1,000,784)     (150,000)        -          (2,730,419)

Cash flows from financing activities:
 Advances to BICO                                     -           (437,405)        -             -          (7,498,369)
 Advances from BICO                               1,041,026        921,669       397,740       449,134       1,041,026
 Repayment of advances to BICO                        -          1,858,820         -             -           9,166,099
 Proceeds from issuance of common stock               -              -             -             -          10,971,834
 Proceeds from issuance of common stock to BICO       -              -             -             -           4,200,000
 Proceeds from warrants exercised                     -              -             -             -             118,066
 Proceeds from treasury stock                         -              -             -             -             (35,000)
 Proceeds from Regulation S                           -              -             -             -             288,751
 Proceeds from issuance of notes payable              -              -             -             -             303,000
                                               -------------- -------------- ------------- -------------  -------------
Net cash provided by financing activities         1,041,026      2,343,084       397,740       449,134      18,555,407
                                               -------------- -------------- ------------- -------------  -------------
Net increase (decrease) in cash and cash equiv.    (113,098)         6,799         -             8,583           -
Cash and cash equivalents at beginning of period    113,098          6,525         -             4,741           -
                                               -------------- -------------- ------------- -------------  -------------
Cash and cash equivalents at end of period     $      -       $     13,324    $    -       $    13,324   $       -
                                               ============== ============== ============= ============  ==============

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

NOTE B - Organization

      The Company was incorporated on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. BICO owns 52% of the stock of the Company as of June 30, 2001. Diasense is currently developing a noninvasive glucose sensor (Sensor). The Sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

      Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 for the periods ended June 30, 2001 and June 30, 2000. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to June 30, 2001, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 19,942,165 for the period from July 5, 1989 (inception) to June 30, 2001.

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

NOTE E - Investments in Unconsolidated Subsidiaries

     During the nine months ended June 30, 2001, the Company invested an additional $600,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, the Company has invested $1,500,000 in MicroIslet and its ownership is approximately 20.0%. Diasense holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     During the nine months ended June 30, 2001, the Company invested an additional $486,684 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during fiscal year 2000. With this additional investment, the Company has invested $987,472 in Diabecore and owns approximately 28.2% of this unconsolidated subsidiary. The Company also owns warrants to purchase additional shares of Diabecore, which, if exercised, will increase the company's ownership to 35%. The Company holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5-year period. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of June 30, 2001 and September 30, 2000 are as follows:


                 Investment in
Unconsolidated  Underlying Net Assets  Unamortized
  Subsidiary                            Goodwill                 Total
                Jun.30,   Sep.30,    Jun.30,    Sep.30,    Jun.30,     Sep.30,
                 2001      2000       2001       2000       2001        2000

MicroIslet,   $ 51,752   $ 89,657 $  958,189  $  635,409 $1,009,941  $  725,066
  Inc.

Diabecore      113,565     37,003    637,947     379,043    751,512     416,046
Medical, Inc.
               -------    -------   --------   ----------  ---------   --------
Total         $165,317   $126,660 $1,596,136  $1,014,452 $1,761,453  $1,141,112



NOTE F - Impact of Recently Issued Accounting Standards.

In June 2001, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards No. 141, "Business Combinations."  SFAS 141
supersedes APB Opinion No. 16 and FASB Statement No. 38 and requires that all business combinations be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

Also in June 2001, the FASB issued Statement of Financial
Accounting Standards No. 142, "Goodwill and Other
Intangible Assets."  SFAS 142 supersedes APB Opinion No.
17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement will be effective for the Company's fiscal year ending September 30, 2003. The Company is in the process of assessing the impact of this pronouncement on its financial statements.


Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

      During the nine months ended June 30, 2001 funds were transferred to Diasense from BICO to provide working capital. These funds were used in operating activities and for investments in unconsolidated subsidiaries. In January 2001, BICO adopted a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this change in policy, Diasense had a cash balance of zero at June 30, 2001. The net effect of these transactions was to decrease cash from $113,098 at September 30, 2000, to zero at June 30, 2001.

      Prepaid expenses increased from zero to $6,703 during the nine months ended June 30, 2001. The increase represents insurance premiums paid in advance of the coverage period.

      Amounts due from subsidiaries of BICO were $8,624 at June 30, 2001 and $19,838 at September 30, 2000,
representing rental payments due to Diasense for office space used by subsidiaries of BICO. The decrease during the first nine months of fiscal 2001 was due to outstanding amounts paid by the subsidiaries in December 2000.

     Diasense made additional investments in MicroIslet, Inc. and Diabecore, Inc. during the nine months ended June 30, 2001. As a result, these other assets increased to $1,761,453 as of June 30, 2001, as compared to $1,141,112 at
September 30, 2000.

     Amounts due to BICO from Diasense increased from $1,725,920 as of September 30, 2000 to $3,595,674 as of June
30, 2001. This increase is due to operating expenses paid by BICO on behalf of Diasense and intercompany transfers from BICO to Diasense for working capital and investment activities.

Results of Operations

      There were no research and development expenses during the nine months period ended June 30, 2001 and 2000 due to the agreed-upon suspension of billings by Diasense and BICO pursuant to the research and development agreement.

      General and Administrative expenses decreased during the third quarter from $657,959 for the three month period ended June 30, 2000 to $246,692 for the three month period ended June 30, 2001 and decreased from $1,557,974 for the nine month period ended June 30, 2000 to $886,211 for the nine month period ended June 30, 2001. The decrease was primarily due to a decrease in consulting and marketing expenses, reduced salaries and administrative overhead.

      Diasense recovered $1,458,809 in doubtful accounts during the nine-month period ended June 30, 2000, as compared with no similar recovery in the current year. This recovery was due to BICO's repayments of intercompany transfers, which had been fully reserved as doubtful accounts as a result of BICO's financial condition during the prior years. No similar recovery was recognized during the first nine months for fiscal year 2001 because all amounts due from BICO had been repaid as of September 30, 2000.

     Diasense recognized losses from unconsolidated subsidiaries of $79,230 and $196,866 during the three-month and nine-month periods ended June 30, 2001, respectively. These amounts represent the portion of the losses of Diabecore Medical and MicroIslet that was absorbed by Diasense. Diasense's share of the losses is determined by applying its ownership percentage to the total loss incurred. There were no similar losses in the previous year because Diasense just started investing in these two companies in fiscal 2000 and their operations were minimal at June 30, 2000.

     Amortization of Goodwill increased from $25,000 and $45,833 for the three-month and nine-month periods ended June 30, 2000 to $104,738 and $269,477 for the same periods in the current year. The increase is due additional investments in Diabecore Medical and MicroIslet. A portion of these investments is recognized as goodwill and amortized over a five-year period.

     Other income increased from zero for the three-month and nine-month periods ended June 30, 2000 to $15,584 and $46,634 for the three-month and nine-month periods ended June 30, 2001. This increase was due to an increase in rental income, which is charged to BICO and its subsidiaries for their share of our office space.


PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2001.


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