Form 10-K
period 2001-09-30
DIASENSE INC/PA
filed 2001-12-28
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

            For the Fiscal Year Ended 09/30/2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of November 30, 2001:
          Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of November 30, 2001, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of November 30, 2001, no shares of Preferred Stock were outstanding.
Exhibit index is located on page 38.


                            PART I


Item 1. Business

General Development of Business

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., a wholly owned subsidiary of BICO Inc. BICO currently owns 52% of Diasense.

The focus of our business is our noninvasive glucose sensor for use by diabetics. We've also developed a telemedicine system called DataCONN, which is a monitoring system that allows diabetics to transmit glucose readings via phone or the internet, allowing both a central monitoring department and the diabetic's own physician to monitor glucose levels and assist in glucose
control.     Joslin Diabetes Center, an affiliate of Harvard
Medical School and an international leader in diabetes treatment, began conducting FDA- approved clinical trials on the Diasensor in the U.S. in October 2000. The trials are continuing under Joslin's oversight at nine sites in the U.S. Based on several agreements between us and BICO, we own the patent, marketing and distribution rights to the noninvasive glucose sensor. BICO has the exclusive rights to the research and development and manufacture of the sensor. Those agreements are described more fully in the Intercompany Agreements section.

During 2001, we made investments in two different diabetes-related companies: MicroIslet, Inc., a California company working with Duke University to develop encapsulated insulin for human use; and Diabecore Medical, Inc., a Canadian company working on a new type of insulin.

Financial Information About Industry Segments

We operate in a single industry segment consisting of the research, development, marketing and sale of biomedical products and devices.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we expressed in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following: delays or complications in our ongoing clinical trials, additional delays in obtaining FDA marketing approval of our sensor; our difficulty in raising funds to continue our projects; delays in the manufacture or marketing of our other products and medical devices; our substantial reliance on BICO and BICO's uncertainty of obtaining additional funding; competition and the risk that our noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the sensor and other medical devices and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against us; our inability to establish a trading market for our common stock; and the dilution of our common stock.

Description of Business

History and Development of the Noninvasive Glucose Sensor

Since we began, we've been working with BICO, to develop a noninvasive glucose sensor for diabetics that is able to measure glucose without having to draw blood. Most currently available glucose monitors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. BICO studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to BICO's research team and assigned to Diasense in December 1991. We purchased those patent rights from BICO under a purchase agreement. BICO filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO assigned the rights to that
patent to us.   BICO developed additional concepts to improve the
capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2001, a total of 14 U.S. patents and two foreign patents have been issued, with additional patent applications pending. BICO has the right to develop and manufacture sensors based on contracts with us.

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

On January 6, 1994, BICO submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensor1000. A 510(k) Notification is a type of FDA filing used to ask the FDA to approve a device for sale in the U.S. BICO based the submission on data obtained from the advanced research prototypes, since we believed that the production model would be identical to the advanced prototypes. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification. The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. We, along with BICO, announced that we would remain committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue.

Due to continued delays in the FDA approval process, and while continuing to work with the FDA and conduct its mandated testing, we turned our focus to other markets for the Diasensor 1000 besides the U.S.

In 1998, BICO - as designer and manufacturer of the device, was awarded International Organization for Standardization certification by TUV Rheinland, a German company authorized to conduct such audits, which was contracted to perform an audit of BICO's quality system. BICO was awarded ISO Certification to the 9001 standard, which is evidence that BICO has, in place, a total quality system for the design, development and manufacture of our products. BICO was also awarded EN46001 Certification, indicating we meet European standards for medical devices. Once the ISO 9001 certification was approved, and a technical file was submitted and approved by TUV Rheinland, BICO received approval to apply a CE mark to the device. Much like an Underwriters Laboratory "UL" mark, the CE mark is provided by the regulatory bodies of the European Community, or by authorized private bodies, such as TUV Rheinland, to indicate that the device adheres to "quality systems" of the ISO and the European Committee for Standardization. The CE mark permits us to sell the Diasensor in Europe, although we have discontinued our marketing efforts in Europe.

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

Current Status of the Noninvasive Glucose Sensor

In August 1999, we hired Joslin Diabetes Center to help us with our FDA submission. Joslin Diabetes Center designed and is conducting the clinical trials the FDA requires before they will give us approval to market the sensor.

Our contract with Joslin calls for Joslin's representatives to conduct a clinical study on the effectiveness of the Diasensor 2000. The FDA approved Joslin's protocol for the clinical study in August 2000. In the Joslin contract, we agreed to pay for the study, and Joslin agreed to provide us with a report on the data gathered. Joslin also has the right, subject to confidentiality provisions, to publish the results of the clinical trials. The Joslin contract requires us to pay fees for their services - those fees are being paid as the clinical trials continue.

In February 1999 we submitted a PMA shell to the FDA for the Diasensor. The PMA shell is part of a revised FDA procedure, which divides submissions into modules, or parts. These modules, which were designed to facilitate and expedite FDA review, contain different pieces of the full PMA submission. However, from both our own experience and by observing other module submissions, we do not believe that the FDA intends to "approve" the PMA one module at a time. Rather, we have had meetings with the FDA, including the October 1999 meeting, where requirements for the "next step" in the process have been discussed without a specific FDA finding on prior submissions.

In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules will include raw data and laboratory study methods and test results. We'll make the final PMA submission when our clinical trials are completed, and that submission will include human clinical results and a summary of safety and effectiveness data.


Clinical trials began in October 2000 at Joslin Diabetes Center in Boston. The trials are designed for a total of 200 diabetics, all of whom will participate for nine months. Trials will also be conducted at eight other sites: St. Luke's-Roosevelt Hospital Center in New York City; SUNY Health Science Center in Syracuse, New York; Hershey Medical Center in Hershey, Pennsylvania; Dr. David Huffman in Chattanooga, Tennessee; New Britain General Hospital in New Britain, Connecticut; Tulane Medical Center in New Orleans, Louisiana; and University of North Carolina in Chapel Hill, North Carolina; and the University of Maryland in Baltimore, Maryland. We are also working with Amarex, LLC, an independent research organization headquartered in Washington, D.C., which has experience in conducting clinical trials, to monitor our clinical trials. Amarex is collecting data, and providing training, data and site management, including
statistics and report writing, at all nine sites.   Working with
Joslin and Amarex, we plan to submit data to the FDA when the trials are completed. As of November 2001, we have over 100 patients involved in the trials, and the trials are continuing. We can't report on our progress in the trials until they're completed, so we can't tell you how well they are going, or when we expect that they will be completed. We also plan to work with outside biomedical consultants to help us obtain FDA approval following these clinical trials; however, we can't assure you when or if that will happen.

The Diasensor 2000 will be used as part of a system of care that includes home use of the Diasensor with regular evaluation of the patient's blood glucose trends as determined by the device. The Diasensor also contains a telemedicine feature that can be used with our DataCONN service to store and group the patient's glucose measurements over time.

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

FDA approval is necessary to market the Diasensor in the United
States. In 1999, we also focused additional effort on the European market; since no material sales have occurred, we've discontinued our European marketing efforts.

Based on contracts between BICO and Diasense, Inc., BICO has the exclusive right to manufacture the noninvasive glucose sensor. Diasense, Inc. will pay BICO for manufacturing, and that's how BICO will make money if we ever successfully market and sell the noninvasive glucose sensor.

We are responsible for the marketing and sales of the noninvasive glucose sensor. We plan to market the noninvasive glucose sensor and the telemedicine program directly to diabetics, through their doctors' orders. We may set our prices too high, which will limit our sales, unless we can convince health insurance companies to pay for them. Because the health insurance industry is in a constant state of change, we can't predict whether - when
- or if - we will convince them to pay for our noninvasive glucose sensor or the telemedicine program. We have estimated, based on information from the American Diabetes Association, that there are about 15.7 million diabetics in the United States, but not all diabetics will be suitable users of our noninvasive glucose sensor. Those diabetics who require and benefit from frequent glucose monitoring and whose physicians adjust their insulin dosages based on glucose averages over time make up the potential market for our sensor, and we can't accurately estimate the size of that market at this time.

Invasive Glucose Sensors

Currently, the majority of diabetics measure their blood glucose levels by using invasive glucose sensors that use two different methods. The simplest method for monitoring blood glucose levels requires the user to prick a finger or arm, draw a drop of blood, and place the blood on a chemically-treated test strip. After a specified amount of time has elapsed, the blood must be blotted or wiped off. After an additional amount of time has elapsed, the color of the test strip is visually compared to that of a
color chart, and the glucose level is read from the chart.   The
second method requires the user of an invasive glucose sensor to prick a finger, draw a drop of blood, and to place the blood on a test strip similar to those described above. Later, the user must wait a prescribed period of time and place the test strip in the invasive glucose sensor, which will display a readout of the blood glucose level. We believe that many of the existing invasive glucose sensors are complicated, time-consuming, prone to user error, inconvenient, unpleasant and entail significant ongoing expenditures by the user for supplies.

We believe that these methods generally yield accuracy levels within plus or minus 25-30 mg/dl of actual glucose levels, depending upon testing conditions. We believe that if current research and development efforts are successful, our noninvasive glucose sensor will have a range of accuracy at least as accurate as currently available invasive glucose sensors.

With either method, adequate control of blood glucose levels requires several finger or arm pricks each day, which is an unpleasant experience for the user, especially for children. Depending upon the relative facility of the user, it generally takes at least two to four minutes for a readout to be provided from existing invasive glucose sensors. Moreover, the ongoing costs of repeated testing are significant to the average user, given the cost of test strips, lancets, swabs, antiseptics, test solutions, etc., and could represent a monthly cost of up to $100 or more. We believe that if our noninvasive glucose sensor is successfully developed, manufactured and marketed, the unpleasantness of existing testing methods will be effectively eliminated, and the expense and inconvenience will, over the long term, be significantly reduced.

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

When the concentration of glucose in the bloodstream is not controlled within a relatively tight range, severe complications result. The principal disease associated with abnormal glucose metabolism is diabetes mellitus, which is defined by the presence of elevated blood glucose levels. Over the last 20 years, it has become generally accepted that there are several distinct subclasses of diabetes, the two most important of which are Type
I diabetes and Type II diabetes.   Type I Diabetes, or insulin-
dependent diabetes mellitus, typically begins during childhood or early adulthood, and is therefore termed juvenile diabetes. Type II Diabetes, or non-insulin-dependent diabetes mellitus, typically begins during or after middle age, and is therefore termed adult onset diabetes.

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

Foreign Subsidiaries

In connection with our office in London, we formed Diasense U.K.
Limited.

DataCONN

In March 2001, we launched our DataCONN service. We've been developing service as our telemedicine system to be used in combination with our Diasensor, but it can also be used currently by diabetics who monitor their blood glucose levels using an invasive device. Doctors and other professional caregivers can also have access to the information to make treatment decisions for their diabetic patients.

The DataCONN service is available to anyone who has a touchtone telephone or access to the internet for a yearly subscription of $59. The patient enters blood glucose levels and the service includes a software program that automatically transmits the patient's glucose measurements to a secure website via the internet, where they can be viewed and evaluated by the patient and his or her health care provider. The data can be graphed and displayed in a variety of ways and for a variety of time periods as needed. This use of historical readings is critical in the patient's analysis of trends in glucose levels, an important tool in both the treatment of diabetes and the use of insulin.

Diabecore Medical, Inc.

During fiscal 2000 and 2001, we invested in Diabecore Medical, Inc., a Canadian company that is conducting research and working with other research institutions to develop a new type of insulin to treat diabetes. In preliminary studies, this new insulin has demonstrated effectiveness in controlling hyperglycemia without risk of severe hypoglycemia. Laboratory tests indicate that this new insulin, when administered in large doses, extends the duration of insulin action for improved control of glucose levels, rather than producing hypoglycemia. Those tests also have shown the new insulin to be 3 to 4 times less hypoglycemic when compared to presently available insulin. William D. Lougheed and Kusiel Perlman, M.D. are developing Diabecore's insulin with the support of the Research Institute of the Hospital for Sick Children in Toronto, where insulin was discovered, and the Loyal True Blue and Orange Research Institute in Richmond Hill, Ontario. We have invested a total of approximately $987,500 in Diabecore, and own approximately 24% of Diabecore's stock. We currently have no plans to make further investments in Diabecore.

MicroIslet, Inc.

During fiscal 2000 and 2001, we also invested in MicroIslet, Inc. MicroIslet is a California company that is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The current research involves the use of microencapsulated pancreatic cells, which are transplanted into diabetic animals. The initial trial on a non-human primate continues to provide very encouraging results. The diabetic animal achieved and maintained normal glucose readings for over one year following the transplant. MicroIslet believes that there are several benefits to using the microencapsulated islets for transplants, rather than transplanting human pancreatic cells. One benefit is the supply; the only source of human cells is from deceased organ donors, and more than one donor is needed for each transplant.
In addition, human transplants involve a serious course of immuno-suppression therapy so the human recipient does not reject the transplanted cells. Dr. Emmanuel Opara, Ph.D. is the director of islet transplantation research at Duke University Medical Center, and he is heading up the research team. Dr. Opara's team is replicating the testing on 3 more primates to obtain additional data to support a planned request to the FDA to conduct human trials. We have invested a total of approximately $1.6 million in MicroIslet and own approximately 20.2% of MicroIslet's stock. We currently have no plans to make further investments in MicroIslet.

Net Sales

Although we have been attempting to market our sensor in Europe, only minimal sales have occurred to date. In 2000, we engaged consultants to assist with European marketing and sales. We discontinued the use of the consultants in fiscal 2001 because we don't believe they performed successfully enough.

Research and Development

BICO is continuing the research and development of our noninvasive glucose sensor. The research and development is being conducted by BICO under the terms of a research and development agreement with Diasense, Inc.

Product Development

BICO is currently developing other models of the noninvasive glucose sensor for more universal use.

Manufacturing

During 2000, we completed production of the Diasensor models needed for our clinical trials. During 2001, continued our production and inventory buildup of the Diasensor 2000. We don't plan to begin full scale manufacturing of the Diasensor 2000 for sale in the U.S. until we receive FDA approval. Based on our manufacturing agreement, BICO will act as Diasense, Inc.'s exclusive manufacturer of production units of our noninvasive glucose sensor for fifteen years. Under that manufacturing agreement, BICO will manufacture units of the noninvasive glucose sensor for sale to Diasense, Inc. at the manufacturing facility in Indiana, PA, although BICO may use various subcontractors to provide certain components. We plan to have the optics, software, electronics and other mechanical components supplied to BICO for assembly on a coordinated basis with BICO's production schedule. After manufacturing is underway, BICO does not expect to maintain significant inventories and, as a result, backlogs may occur from time to time.

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

BICO has undertaken, in a manufacturing agreement, to comply with good manufacturing practices and other regulatory standards and intends to establish a quality control and quality assurance program once manufacturing begins. Although we plan to work closely with BICO to coordinate the implementation of these undertakings, there can be no assurance that BICO will meet Diasense, Inc.'s requirements for quality, quantity, or timeliness.

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

In addition, our operating results will depend largely on our ability to establish successful arrangements with domestic and international distributors and marketing partners. We also anticipate that we will employ a direct sales force focusing directly on diabetics. Although we believe that a successfully developed noninvasive glucose sensor, including the DataCONN telemedicine internet monitoring program, will be a profitable product for us, there can be no assurances that we will be able to establish sufficient direct sales capabilities and distribution relationships or that we will be successful in gaining market acceptance and profitability through sales of our products.

Patents, Trademarks and Licenses

We own a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" which covers certain aspects of a process for measuring blood glucose levels noninvasively. That patent was awarded to BICO's research team in December 1991 and was sold to Diasense, Inc. under a purchase agreement dated November 18, 1991. The patent will expire, if all maintenance fees are paid, no earlier than the year 2008. If clinical testing or regulatory review delays marketing of a product made under the patent, we may be able to obtain an extension of the term of the patent. Our patent relates only to noninvasive sensing of glucose but not to other blood constituents. We have filed corresponding patent applications in a number of foreign countries.

As of November 2001, a total of 14 U.S. and two foreign patents have been issued, all of which have been assigned to Diasense,
Inc., and additional patents are pending.    Corresponding patent
applications have been filed in foreign countries where we anticipate marketing the noninvasive glucose sensor.

BICO's research team continues to file patent applications, provisional patent applications, some of which are being converted into PCTs - Patent Cooperative Treaty - that reflect the continued research and development and additional refinements to the noninvasive glucose sensor.

Diasense, Inc. or BICO may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the noninvasive glucose sensor and related processes.

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

We also rely upon trade secret protection for our confidential and proprietary information. Although we, along with BICO, take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to our trade secrets, disclose such technology, or that we can meaningfully protect our trade secrets.

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

Competition

With the rapid progress of medical technology, and in spite of continuing research and development programs, our developmental products are always subject to the risk of obsolescence if some other company introduces a better product or technique. We are aware that other research groups have developed noninvasive glucose sensors, and that others are still in the research & development phase, but we have limited knowledge about the actual technology or the stage of development for most of our competitors. We face the risk that some other group will complete the development of their device and penetrate the market
before we do.   If that happens, there is a significant chance
that even if we receive FDA approval, our sensor will not be successful because our marketing efforts started too late. We don't believe there is any other company currently producing or marketing noninvasive sensors for the measurement of blood glucose that use the same technology as we do. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

Our noninvasive glucose sensor will compete with existing invasive glucose sensors. Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, we can't assure that it will succeed. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and
Lifescan, an affiliate of Johnson & Johnson.    In addition,
Abbott Laboratories introduced a new test in 2001 that allows diabetics to draw blood from areas other than their fingers, such as from their arms. Abbott's Sof-Tac test is part of their MediSense product line.

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

During 2001, Cygnus of Redwood, California received various FDA approvals, including for assembly and manufacturing for its GlucoWatch Biographer system that draws glucose through the skin through an electric needle. The glucose triggers a reaction in a disposable pad. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical charges to draw fluid through the skin, each person must use finger prick technology to set and use the device. The device is being sold in the U.K., and Cygnus plans to launch their device in the U.S. in early 2002. We believe that the device does not work for everyone, especially those who perspire, and produces side effects including skin rashes that make regular use difficult for some patients. We were interested to learn that the FDA panel accepted Cygnus' use of the same error grid data analysis - a specific method for displaying data - that the FDA rejected when we used it for our own panel review. At this point, we can't determine what effect, if any, the GlucoWatch Biographer will have on our marketing or sales potential, because we don't know how successful it will be.

Among the companies investigating infrared technology to measure blood glucose levels noninvasively is CME Telemetrix in Waterloo, Ontario, Canada. CME is reportedly conducting tests with a device called a GlucoNIR via funding from Motorola, Inc. that uses one type of infrared wavelengths. CME Telemetrix recently reported that they were working to achieve acceptable accuracy levels before beginning human trials. OptiScan Biomedical in Alameda, California is developing a device that uses another type of infrared wavelengths; they are still in clinical trials and have not yet made an FDA submission. Johnson & Johnson's LifeScan division has an agreement with InLight Solutions, an Albuquerque company working on a device that uses near-infrared light to measure blood glucose. In November 2001, Johnson & Johnson also acquired diabetes technology from Inverness Medical Technology. Inverness is selling an electro-chemical glucose
meter and is also in the test strip business.   Rio Grande
Medical Technologies of Albuquerque, New Mexico is designing a photo-based device. We believe Rio Grande is still being funded by Johnson & Johnson.

Other companies claim that they are designing systems that are semi-invasive. SpectRx in Norcross, Georgia is using a laser to create small holes in the skin without the invasive penetration of a metal needle or lancet. SpectRx is also using the device to
do optical scans.   The device, called the Accu-Chek D-Tector,
then gives a glucose reading from the fluid collected from the holes in the skin. SpectRx has partnered with Roche Diagnostics. In addition, SpectRx recently received additional funding from Abbott Laboratories and a third grant from the U.S. Centers for Disease Control to focus on research to use the device for children and the elderly. Last year, SpectRx reported that they had received expedited review status from the FDA for a three-module premarket approval filing for their diabetes detection device; and that clinical trials are underway. Cell Robotics International, Inc. in Albuquerque, New Mexico is also using a laser device that pierces the skin. Called the Lasette, a laser makes a small hole in the fingertip to draw blood for glucose testing. A continuous glucose monitoring system from MiniMed, Inc. in Sylmar, California received FDA approval in June 1999. The device includes a tube with a small sensor at its tip that is inserted through the skin, sending readings via a small wire to a sensor. A new sensor must be reinserted under the skin every two
to three days.    In November 2000, MiniMed also announced that
it had started human clinical trials of a long-term implantable glucose sensor developed by a company called MRG. In August 2001, Medtronic bought MiniMed and changed its name to Medtronic MiniMed.

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

Because the FDA regulates our noninvasive glucose sensor, we have to meet all FDA requirements before we can market and sell our device in the United States. These requirements include clinical testing, which must be supervised by the chosen hospitals.
During 1999, the FDA recommended we file a Pre-Market Application and conduct an additional clinical study. We are in the process of submitting a modular PMA, which allows us to submit parts of the submission to the FDA over a period of time. This modular PMA is a new method of submitting information to the FDA, and resulted from the passage of FDA legislation in 1997. We have submitted the first two parts of the PMA and we began our clinical trials in October 2000, after the FDA approved our submission that included the testing protocol. We will not be making another FDA submission until our clinical trials are finished, and we don't know how much longer that will take.

We don't know how long it will take for the FDA to accept our filings or approve our device, if ever.

In June of 1998, the FDA instituted a new Quality System
Regulation that took the place of Good Manufacturing Practices.
These regulations align closely with similar guidelines required by the European Union and have added control of the design process as well as the manufacturing process.

There are different requirements for selling our device in Europe. On January 14, 1998, we received certification to ISO 9001 and to EN46001 for medical devices, and on June 23, 1998, BICO received the CE mark. The CE mark and the ISO certification are provided by the regulatory bodies or other approved companies of the European Union. The CE mark indicates that the device
adheres to quality systems guidelines.   Rigorous audits were
conducted at our Indiana, Pennsylvania facility to certify that our development and manufacturing procedures, as well as the Diasensor 1000 itself met the international standards laid down by Europe's medical device directive. In order to maintain our approval to ship the device into the European Union, we must be vigilant in our adherence to our quality system. We will also be subject to annual audits to be sure that we continue to meet the required standards. Although we are not currently marketing our device in Europe, we will maintain our ISO certification status because we believe it provides a positive message regarding our facility and operations and in case we decide to market outside the U.S. in the future.

Any changes in FDA or European procedures or requirements will require corresponding changes in our obligations in order to maintain compliance with those standards. Those changes may result in additional delays or increased expenses. Depending on which other countries we target, our products may also be subject to additional foreign regulatory approval before we can sell our devices.

Human Resources

We currently have no full-time employees.   We believe that, if
and when FDA approval is obtained for our noninvasive glucose sensor, or manufacturing and marketing begins, we will employ approximately 48 people on a full-time or part-time basis in the United States. Our success will depend upon the efforts of our key management personnel, the departure of any of whom may adversely affect our business. None of our employees are represented by a collective bargaining unit, and we consider our relations with our employees to be good.

Financial Information About Foreign and Domestic Operations and
Export Sales

Our operations are located primarily in the United States of America. In 1994, we incorporated a majority-owned foreign subsidiary, Diasense U.K. Limited, in order to facilitate the
opening of our office in London, England.    We have discontinued
marketing our device in Europe, but are retaining our London subsidiary for future use. We must wait for FDA approval before we can apply for marketing approval in Canada.

Item 2. Properties

Due to cash flow problems, we sold our office condominium in 1999, and we now lease the same space for our administrative offices. BICO and its subsidiaries continue to lease a portion of the office at a monthly rental amount of $5,175 plus one-half of the utilities.

We believe that our existing facilities will be sufficient to meet our needs through Fiscal 2002. If we require additional space, we believe such space will be available at reasonable commercial rates.

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

In May 1996, we, along with BICO and BICO's individual directors, including David Purdy, Fred Cooper, and Anthony J. Feola, who are also our officers and directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and BICO has paid an aggregate of $3,250,000 toward the settlement to date. During the fourth quarter of fiscal 2001, the parties agreed to extend the payments on the remaining balance. A balance of $425,000 is due in the first quarter of fiscal 2002, including $225,000 for extending the due dates. Although we don't know whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, we believe the existing settlement agreement will end this matter.

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

                            PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989. We have the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of November 30, 2001, 22,980,051 shares of common stock were outstanding. No shares of preferred stock are outstanding. As of November 30, 2001, there were currently exercisable warrants outstanding to purchase 10,635,013 shares of our common stock at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through April 23, 2006.

As of November 30, 2001, we had approximately 600 holders of record for our common stock and no holders of record for our preferred stock.

Our stock is not currently listed on any stock exchange or market. We currently act as our own registrar and transfer agent for our common stock and warrants. Currently, there is no established public trading market for our common stock.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to cumulative voting rights in the election of directors. In cumulative voting, the holders of common stock are entitled to cast, for each share held, the number of votes equal to the number of directors to be elected. A holder may cast all of his or her votes for one nominee or distribute them among any number of nominees for election. Subject to any preferences that may be granted to any holders of preferred stock, the holders of common stock are entitled to receive, on a pro rata basis, dividends out of funds legally available for distribution, when and if declared by the board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation, dissolution or winding-up of Diasense, Inc. The holders of common stock have no preemptive, redemption or conversion rights. The shares of our common stock currently outstanding are fully paid and nonassessable.

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

Warrants

As of November 30, 2001 there were outstanding warrants, all of which are currently exercisable, to purchase 10,635,013 shares of our common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates ranging from July 29, 2002 to April 23, 2006. During Fiscal 2001, 500,000 warrants were granted. The warrants were issued to our directors, officers and employees and to certain other persons for certain goods and services transferred or rendered to us and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. We may not redeem the warrants prior to their expiration.

Employment Agreement Provisions Related to Changes in Control

We entered into agreements with Fred E. Cooper and David L. Purdy under which they were originally entitled to receive annual salaries of $100,000, and $50,000, respectively, although those salaries are subject to review and adjustment annually. As of the end of Fiscal 2001, their annual salaries had been increased to $497,000 and $450,000 respectively, although, due to our cash flow problems, full payment was not made during Fiscal 1998 and due to his resignation, full payment was not made to Mr. Purdy in Fiscal 2001. In December 2001, we amended our agreement with Mr.
Cooper and he agreed to waive his salary for the calendar year 2002.
The initial term of Messrs. Cooper and Purdy's agreements expired on October 31, 1999, but the agreements were automatically renewed for additional three-year periods; similar renewals will continue unless any party gives proper notice of non-renewal. In November 2000, Mr. Purdy gave his notice that he would resign and his resignation was effective February 11, 2001. At that time, he released us from our obligations under his employment contract as part of the consideration for a payment of $912,727. Mr. Cooper's agreement also provides that in the event of a change of control, we are required to issue him shares of common stock equal to 5% of the outstanding shares of our common stock immediately after the change in control. In general, a change of control is deemed to occur for purposes of the agreements: when 20% or more of our outstanding voting stock is acquired by any person; when one-third or more of our directors are not continuing directors, as defined in the agreements; or when a controlling influence over our management or policies is exercised by any person or by persons acting as a group within the meaning of Section 13(d) of the Securities
Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from our audited consolidated financial statements. These financial statements have been audited by Goff Backa Alfera & Company, LLC, for the twelve-month periods ended September 30, 2001, 2000, 1999, 1998; and by our previous auditors, Thompson Dugan, P.C, for the twelve-month periods ended September 30, 1997, 1996, 1995 and 1994, the reports of all of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and related notes thereto included elsewhere in this report.



                FISCAL YEARS ENDED SEPTEMBER 30th

                 2001       2000        1999          1998         1997
 Total       $1,727,940  $1,299,610   $   38,324  $  292,322    $3,108,243
 Assets

 Total
 Liabilities $3,946,454  $1,817,760   $   91,214  $   92,327    $   22,419

 Working
 Capital
 (Deficit)  ($3,945,204)($1,704,662) ($   84,559)($   44,724)   $2,862,349


 Total
 Revenues    $        0  $        0   $        0  $        0    $        0

 General and
 Administrative
 Expenses    $1,195,550  $1,956,676   $1,352,567  $  669,764    $1,023,961


 Warrant
 Extensions  $        0  $        0   $    6,333  $   25,000    $5,593,875

 Benefit
 (Provision)
 for Income
 Taxes       $        0  $        0   $        0  $        0    $        0


 Net Loss   ($1,755,563)($  695,438) ($  487,756)($2,914,329)  ($6,564,837)

 Net Loss
 per Common
 Share:
   Basic    ($.08)      ($.03)       ($.02)      ($.13)        ($.29)
   Diluted  ($.08)      ($.03)       ($.02)      ($.13)        ($.29)

 Cash Dividends
 per share:
  Preferred  $ 0         $ 0          $ 0         $ 0           $ 0
  Common     $ 0         $ 0          $ 0         $ 0           $ 0


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We operate on a fiscal year ended September 30th. Therefore, years are referred to as fiscal years; for example, the year from October 1, 2000 through September 30, 2001 is referred to as fiscal 2001.

Forward-Looking Statements

In addition to Part I of this Form 10-K, this Management's
Discussion and Analysis section also contains the type of forward-looking statements we discussed on page 2. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

During the year ended September 30, 2001 funds were transferred to Diasense from BICO to provide working capital. These funds were used in operating activities and for investments in unconsolidated subsidiaries. In January 2001, BICO adopted a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this change in policy, Diasense had a cash balance of zero at September 30, 2001. The net effect of these transactions was to decrease cash from $113,098 at September 30, 2000, to zero at September 30, 2001.

In fiscal 2001, we paid rent for our office space at 2275 Swallow Hill Road. BICO and its other subsidiaries use part of that space for their offices. At September 30, 2000, the subsidiaries' portion of the rent was shown as $19,838 due from subsidiaries of BICO on our balance sheet. We did not have any similar amounts due in fiscal 2001 because all amounts owed for rent were paid by the subsidiaries of BICO as of September 30, 2001.

During fiscal 2001, we made additional investments in unconsolidated subsidiaries. We invested an additional $700,000 in MicroIslet, Inc.; a company working with Duke University on diabetes research technologies that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. As of September 30, 2001, we had invested $1,600,000 in Microislet and owned approximately 20.2% of this company. We also increased our investment in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. In fiscal 2001, we invested $486,684 increasing the total amount invested to $987,468 and our ownership in this company to approximately 24%. This project is also in the research and development phase. We increased these investments because management believes that these diabetes research organizations and the institutions they affiliate with will bring strength and support to our own diabetes research and development projects.

In July 1995, BICO and Diasense, Inc. agreed to suspend billings, accruals and payments due under the Research and Development
Agreement pending the FDA's review of the Diasensor 1000.   The
suspension continued during fiscal 2001, so no amounts are due or being accrued based on the R&D Agreement.

During fiscal 1998, we made allowances for doubtful accounts, including amounts owed to us from BICO. During fiscal 1999 and 2000 we reduced the allowance for doubtful accounts to reflect repayments made by BICO. These allowances were recorded based upon the financial position of BICO in fiscal 1998. BICO repaid all advances as of September 30, 2000.

We entered into employment agreements with Fred E. Cooper and David L. Purdy effective November 1, 1994. In November 2000 Mr. Purdy resigned from Diasense and BICO effective as of February 2001. As of the end of fiscal 2001, Mr. Cooper's annual salary was $497,000. However, in December 2001, Mr. Cooper agreed to waie his salary from January 1, 2002 through December 31, 2002.
Due to our cash flow problems during fiscal 1998, Mr. Cooper and Mr. Purdy were not paid their full salaries in that year. At September 30, 2000 and 2001, there was $45,000 included in accrued payroll for Mr. Cooper and at September 30, 2000 there was $29,000 included in accrued payroll for Mr. Purdy. All accrued amounts were paid to Mr. Purdy upon his resignation in fiscal 2001.

Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. Currently, we're dependent upon BICO to support all sensor-related activity, and we can't assure you that BICO will be able to continue to support us.

Our noninvasive glucose sensor models are at various stages of development and we'll need more money to complete them. We may decide to discontinue any of our projects at any time if research and development efforts dictate that's the best thing to do.

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and no revenue to support our operations. In the past, we got money to fund our operations by selling securities - but we haven't been able to continue because there is no market for our common stock. Since 1997, we've become dependent on BICO to sell stock to raise money to support us, and we estimate that we will remain dependent upon BICO to meet our funding needs for at least a year from September 30, 2001. We estimate that our cash needs will be approximately $100,000 for the twelve months ended December 31, 2002. However,we don't know if BICO will be able to continue to raise enough money to support us.Because we're not sure - and our auditors are not sure - how long we can continue, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern.

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

Based on our available cash, BICO's ability to raise capital, our rate of monthly expenditures and the deferrals agreed upon by Diasense and BICO, we believe that we will be able to continue our current activities for a limited time. If we or BICO are not able to obtain additional financing or if that additional financing is insufficient, we will be required to cease operations and the development of the noninvasive glucose sensor altogether.

Results of Operations

During fiscal 2001, 2000 and 1999, research and development expenses were zero due to the agreed-upon suspension of charges and billings by Diasense, Inc. and BICO under the Research and Development Agreement.

General and administrative expenses totaled $1,195,550 during fiscal 2001, as compared to $1,956,676 during fiscal 2000, and $1,352,567 during fiscal 1999. The decrease from fiscal 2000 to fiscal 2001 is primarily due to decreased personnel costs of $294,134, $256,635 of which was due to Mr. Purdy's departure. We also decreased professional fees by $280,232 and decreased expenses recognized for warrants issued for services by $173,875. The increase from fiscal 1999 to fiscal 2000 was primarily due to an increase in salaries of $546,763.

Our other income is made up of interest income and rental income. During fiscal 2001 and 2000, other income of $62,100 was from rental income, all of which is charged to BICO and its subsidiaries for their share of our 2275 Swallow Hill Road office space. In fiscal 1999, rental income was $42,528 and interest earned on deposits of liquid assets was $6,445.

During fiscal 2000 and 1999, we recognized $1,458,809 and $823,670 in recovery of doubtful accounts when BICO repaid amounts due. Those amounts had been part of the fiscal 1998 charge of $2,282,479 to a provision for doubtful accounts, because BICO's financial position at that time indicated we might not receive the money back from BICO.

During fiscal 2000 and 2001, we extended 2,428,050 and 1,147,750 warrants, respectively. The warrants were originally granted to certain officers, directors, employees and consultants in 1990 through 1996, with expiration dates from 1995 through 2001, and exercise prices between $.50 and $3.50 per share. Rather than letting the warrants expire, we extended them. Because there was no increase in the value of the warrants over the value recorded at the time the warrants were originally granted, no expense was recognized for the warrant extensions. In fiscal 1999, we extended warrants to purchase 2,346,213 shares with exercise prices between $.50 and $3.50 per share. The warrants were originally granted to officers, directors, employees and consultants during 1991 through 1994, with expiration dates from 1996 through 1999. Because the value of some of the warrants at the time they were extended exceeded their value when they were originally granted, $6,333 was charged against operations in fiscal 1999.

We had losses from our unconsolidated subsidiaries, Diabecore Medical and MicroIslet, during fiscal 2001 and 2000. We had no similar loss in 1999 because we just started investing in those two companies during fiscal 2000. The losses of $240,166 in fiscal 2001 and $105,425 in fiscal 2000 resulted because we absorbed part of the losses incurred by Diabecore and MicroIslet. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Income Taxes

As of September 30, 2001, we had approximately $26,737,000 in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2021. We also have federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013.

Supplemental Financial Information (unaudited)
N/A

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear on pages F-1 through F-22.

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

PART III

Item 10. Directors and Executive Officers

As of September 30, 2001, our directors and executive officers were as follows:


     Name             Age   Director   Positions Held
                             Since

Fred E. Cooper        56     1989      President,CEO,
                                       Director

Michael P.            51               Chief Financial
Thompson                               Officer

Anthony J. Feola      54     1991      Secretary,Director

John F. Steel, IV     43     2000      Director

Anthony DelVicario    52     2001      Director



FRED E. COOPER, 56, has been the president and a director since our inception. Prior to joining us, Mr. Cooper co-founded
Equitable Financial Management, Inc. of Pittsburgh, PA, a company in which he served as executive vice president until his resignation and divestiture of ownership in August 1990. He is the chief executive officer and a director of BICO.

MICHAEL P. THOMPSON, 51, joined us and BICO as our interim chief financial officer in August 2000, and was elected chief financial officer by our board of directors and BICO's board of directors in January 2001. Prior to joining us, he was a partner in Thompson Dugan, P.C., the CPA firm that served as our outside auditors until August 2000, when Mr. Thompson joined us as interim CFO. He has been a CPA for over 25 years.

ANTHONY J. FEOLA, 54, has been a director since February 1991.
In addition, Mr. Feola served as our chief operating officer until April 1994, when he rejoined BICO as its senior vice president. At that time, BICO assumed Mr. Feola's employment
contract with Diasense.    Prior to joining BICO in November
1989, Mr. Feola was vice president and chief operating officer of Gateway Broadcasting in Pittsburgh, PA and a national sales manager for Westinghouse Corporation, also in Pittsburgh, PA. He also serves as a director of BICO.

JOHN F. STEEL, IV 43, is the president of MicroIslet, Inc., a
California company working with Duke University to develop encapsulated insulin from pigs to be used for human implantation.

ANTHONY DELVICARIO, 52, is the president of American-Intermetallics, Inc., a Rhode Island company that is developing a coating product that enhances rocket propulsion capabilities. Based on the requirements of Item 405 of Regulation S-K regarding timely filings required by Section 16(a) of the Securities and Exchange Act, we represent the following. Based solely on our review of copies of forms received and written representations from certain reporting persons, we believe that all of our executive officers, directors, and greater than ten percent beneficial owners complied with applicable filing requirements.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities for the Fiscal Years ended September 30, 2001, 2000, and 1999 of those persons who were, at September 30, 2001: (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers whose remuneration exceeded $100,000. These individuals are referred to as the named executives.

             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                           ($)    Warrants
Position                                                   (number of
                                                           shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          2001  $ 497,000    $ 0         $ 0        138,000(4)              $ 0
Cooper,          2000  $ 465,750    $ 0         $ 0        713,500(3)(4)           $ 0
CEO (5)          1999  $ 288,792    $ 0         $ 0        678,545(3)(4)           $ 0
-----------------------------------------------------------------------------------------------
Anthony J.       2001  $ 225,000    $ 0         $ 0        100,000(4)              $ 0
Feola (6)        2000  $ 193,750    $ 0         $ 0        200,000(3)              $ 0
                 1999  $  50,000    $ 0         $ 0          0                     $ 0
-----------------------------------------------------------------------------------------------
David L.         2001  $ 162,115    $ 0         $ 0        250,000(4)              $ 0
Purdy            2000  $ 418,750    $ 0         $ 0        506,250(3)(4)           $ 0
Chief Scientist* 1999  $ 202,083    $ 0         $ 0        800,000(3)(4)           $ 0
(7)
-----------------------------------------------------------------------------------------------

*Effective February 2001, Mr. Purdy resigned.

(1) We do not currently have a Long-Term Incentive Plan or LTIP, and no payouts were made under any LTIP during the years 2001, 2000 or 1999. Except as noted in Note (3) below, the Named Executives were awarded warrants to purchase the number of shares of our common stock set forth in the table above in each of the years noted. We have no retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

(2) During the years ended September 30, 2001, 2000 and 1999, the Named Executives received medical benefits under our group insurance policy.

(3) We did not grant any warrants to the named executives during Fiscal 2001. Fiscal 2000, we granted warrants to the named executives as follows: Fred E. Cooper and David L. Purdy each received warrants to purchase 500,000 shares of our common stock at $.50 per share until April 4, 2005, and Anthony J. Feola received warrants to purchase 200,000 shares of our common stock at $.50 per share until April 4, 2005. During Fiscal 1999, we granted warrants to the named executives as follows: Fred E. Cooper and David L. Purdy each received warrants to purchase 200,000 shares of our common stock at $.50 per share until January 27, 2004.

(4) During Fiscal 2001, 2000 and 1999, we extended warrants previously issued to the named executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the named executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes. However, the extended warrants do not appear in the "Option/Warrant Grant" Table, since, at the time of the extension, the exercise price of the warrants, which remained unchanged at $1.00 per share for the warrants extended in Fiscal 2000, and $.50 per share for the warrants extended in Fiscal 2001 and Fiscal 1999, was greater than or equal to the designated "market price" of the common stock, assumed to be $.50 per share, although there is currently no public trading market for the common stock. During Fiscal 2001, Fred E. Cooper's warrants to purchase 138,000 shares of our common stock at $.50 per share were extended until April 24, 2004; Anthony J. Feola's warrants to purchase 100,000 shares of our common stock at $.50 per share were extended until April 24, 2004; and David L. Purdy's warrants to purchase 250,000 shares of our common stock at $.50 per share were extended until
     April 24, 2004.    During Fiscal 2000, Fred E. Cooper's
     warrants to purchase 213,500 shares of our common stock at $1.00 per share were extended until January 27, 2003, and David L. Purdy's warrants to purchase 6,250 shares of our common stock at $1.00 per share were extended until April 15, 2003. During Fiscal 1999 both Fred E. Cooper's and David L. Purdy's warrants to purchase 300,000 shares of our common stock at $.50 per share were extended until March 25, 2004; and warrants to purchase 178,545 and 300,000 shares were extended to May 7, 2004 for Fred E. Cooper and David L. Purdy, respectively.

(5) In addition, Mr. Cooper will be, or was, paid salary and bonuses aggregating approximately $692,000, $642,000 and $660,000 by BICO and its other subsidiaries during calendar years 2001, 2000 and 1999, respectively.

(6) In addition, Mr. Feola will be, or was, paid salary and bonuses aggregating approximately $558,850; $408,850 and $425,886 by BICO during calendar years 2001, 2000 and 1999, respectively.

(7) In addition, Mr. Purdy was, paid salary and bonuses aggregating approximately $913,000, $424,000 and $183,000 by BICO during calendar years 2001, 2000 and 1999, respectively. Mr. Purdy resigned from us and BICO.


          Option/Warrant/SAR Grants in Last Fiscal Year

We did not grant any options, warrants or SARs to any of the named executives during Fiscal 2001.

  AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
       AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                                       Number of        Value of
                                       Securities       Unexercised
                                       Underlying       In-the-
                                       Unexercised      Money
                                       Options/SARs     Options/SARs
                                       at FY-End(#)     at FY-End($)


Name           Shares       Value      Exercisable/     Exercisable/
               Acquired     Realized   Unexercisable    Unexercisable
               on Exercise  ($)(3)     (4)              (5)
               (#)(1)(2)


Fred E. Cooper    -0-         -0-       1,680,045(6)     $ 0

Anthony J. Feola  -0-         -0-       1,000,000(7)     $ 0

David L. Purdy    -0-         -0-       1,556,250(8)     $ 0
__________________

(1) This figure represents the number of shares of common stock acquired by each named executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 2001, none of the named executives exercised any warrants to purchase common stock.

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

(6) Includes warrants to purchase: 138,000 shares of common stock at $.50 per share until April 24, 2004; 300,000 shares of common stock at $.50 per share until March 25, 2004; 178,545 shares of common stock at $.50 until May 7, 2004; 150,000 shares of common stock at $1.00 per share until October 25, 2002; 213,500 shares of common stock at $1.00 per share until January 27, 2003; 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

(7) Includes warrants to purchase: 100,000 shares of common stock at $.50 per share until April 24, 2004; 100,000 shares at $.50 per share until October 23, 2003; 300,000
     shares at $.50 per share until March 25, 2004; 300,000 shares at $.50 per share until May 7, 2004; and 200,000 shares at $.50 per share until April 4, 2005.

(8) Includes warrants to purchase: 250,000 shares of common stock at $.50 per share until April 24, 2004; 300,000 shares of common stock at $.50 per share until March 25, 2004; 6,250 shares of common stock at $1.00 per share until April 15, 2003; 300,000 shares of common stock at $.50 per share until May 7, 2004; 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

Employment Agreements. We entered into employment agreements with Fred E. Cooper and David L. Purdy effective November 1, 1994, under which they were originally entitled to receive annual salaries of $100,000 and $50,000 respectively, which are subject to review and adjustment annually. As of the end of Fiscal 2001, their annual salaries had been increased to $497,000, and $450,000, respectively. The initial term of the agreements expired on October 31, 1999, they were renewed for an additional three-year term; those renewals will occur automatically unless any of the parties give proper notice of non-renewal. In
November 2000, Mr. Purdy resigned effective February 2001. In December 2001, we amended our agreement with Mr. Cooper and he agreed to waive his salary from January 1, 2002 through December 31, 2002.

In the event of a change in control within the term of the agreements or within one year thereafter, Mr. Cooper is entitled to receive shares of our common stock equal to 5% of our total outstanding. He is also entitled to receive severance payments in amounts equal to: 100% of his most recent annual salary for the first three years following termination; 50% of his most recent annual salary for the next two years; and 25% of his most recent salary for the next five years. We are also required to continue medical insurance coverage for Mr. Cooper and his family during those periods. The severance payments will terminate in the event of Mr. Cooper's death.

In the event that Mr. Cooper becomes disabled, as defined in his agreement, he will be entitled to the following payments, in lieu of salary, such payments to be reduced by any amount paid directly to him under a disability insurance policy provided by us or our affiliates: 100% of his recent annual salary for the first three years; and 70% of his most recent salary for the next two years.

The agreement also generally restricts the disclosure of certain confidential information obtained by Mr. Cooper during the term of the agreement and restricts him from competing with us for a period of one year in specified states following the expiration or termination of the agreement.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management
                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Bico, Inc.             11,975,000         52.1%      11,975,000       52.1%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA  15220

Fred  E.  Cooper           22,000            *        1,702,045(5)     6.9%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Anthony J. Feola           20,000            *        1,020,000(6)     4.2%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

Michael P. Thompson             0            *          200,000(7)     *
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

All directors and          42,000            *        2,922,045(8)     11.3%
executive officers
as a group (3 persons)

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

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 2001. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 2001 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Includes currently exercisable warrants to purchase the following: 138,000 shares of common stock at $.50 per share until April 24, 2004; 300,000 shares of common stock at $.50 per share until March 25, 2004; 178,545 shares of common stock at $.50 per share until May 7, 2004; 150,000 shares of common stock at $1.00 per share until October 25, 2002;
     213,500 shares of common stock at $1.00 per share until January 27, 2003; 200,000 shares of common stock at $.50 per share until January 27, 2004; and 500,000 shares of common stock at $.50 per share until April 4, 2005.

(6) Includes currently exercisable warrants to purchase the following: 100,000 shares of common stock at $.50 per share until April 24, 2004; 100,000 shares of common stock at $.50 per share until October 23, 2003; 300,000 shares at $.50 per share until March 25, 2004; 300,000 shares at $.50 per share until May 7, 2004; and 200,000 shares of common stock at $.50 per share until April 4, 2005.

(7) Includes currently exercisable warrants to purchase 200,000 shares of common stock at $.50 per share until April 23, 2001.

(8) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

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

Employment Relationships

We currently have an employment agreement with Fred E. Cooper that was originally approved by our board of directors on November 1, 1994.

David L. Purdy, our former chairman of the board, chief scientist
and a director, resigned in November 2000.   Fred E. Cooper, our
president and a director, is a director on the BICO, Coraflex,
and Petrol Rem boards.  He is also the CEO of BICO.   Anthony J.
Feola, our secretary and a director, is also a director on the BICO, Coraflex, and Petrol Rem boards. He is also the senior
vice president of BICO.   Michael P. Thompson, our chief
financial officer, is also the CFO for BICO and Petrol Rem, and he serves on ViaCirq's board of directors.

Leases and Property

We rent an office condominium at 2275 Swallow Hill Road in Pittsburgh, PA. BICO and its other subsidiaries have their Pittsburgh offices in the same office condominium and pay us rent in the amount of $5,175 per month plus one-half of the utilities.

Two of our current executive officers and/or directors and four former directors were members of the nine-member 300 Indian Springs Road Real Estate Partnership that in July 1990 purchased BICO's real estate in Indiana, Pennsylvania. Each member of the partnership personally guaranteed the payment of lease
obligations to the bank providing the funding.   The six members
of the partnership who are also current or former officers and/or directors of BICO, David L. Purdy, Fred E. Cooper, Gary Keeling, Jack H. Onorato, Richard M. Erenberg and C. Terry Adkins, each received warrants on June 29, 1990 to purchase 100,000 shares of our common stock at an exercise price of $.33 per share until June 29, 1995, all of which expired unexercised. Mr. Keeling, who was not a director at the time of the transaction, joined the board in October 1991, became a vice president in October 1992, and resigned from both positions in August 1997. Mr. Adkins, who was not a director at the time of the transaction, joined the board in March 1992 and became a vice president in October 1992; Mr. Adkins resigned as an officer and director during fiscal 1998. Mr. Onorato, who was not a director at the time of the transaction, was a director until September 1992 when he became a director of BICO until April 1994. Mr. Erenberg, who was not a director at the time of the transaction, was a director until April 1993. Mr. Purdy, a director since our inception, resigned in November 2000. BICO sold the property in October 2000 for $475,000, and each of the partners received $12,698, after the mortgage was paid.

Like all our warrants, the warrants issued to the members of 300
Indian Springs Road Real Estate Partnership had exercise prices equal to or above the current quoted market price of our common stock on the date of issuance.


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

Warrants

During Fiscal 1999 through Fiscal 2001, we issued the following warrants to our officers and directors:

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

On April 23, 2001, we issued warrants to Michael Thompson to purchase 200,000 shares of our common stock at $.50 per share until April 23, 2006.

Investments and Loans

Beginning in 2000 and through fiscal 2001, we invested a total of $1.6 million in MicroIslet, Inc. One of our directors, John
Steel, is the president of MicroIslet.

Beginning in 2000 and through 2001, BICO invested a total of $1 million in American Inter-Metallics. One of our directors, Anthony DelVicario, is the president of American Inter-Metallics. In addition, BICO loaned Mr. DelVicario money that was converted into an $114,000 loan. The loan is secured by American Inter-Metallics' assets and is due in December 2001.

                            PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K


1.   Consolidated Financial Statements

The consolidated financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.


(a)  Consolidated Financial Statements                               Page

     Report of Independent Accountants Goff Backa Alfera &
     Company, LLC.............................................       F-1

     Consolidated Balance Sheets as of September 30, 2001;
     September 30, 2000.......................................       F-3

     Consolidated Statements of Operations For the Fiscal Years
     Ended September 30, 2001, 2000, 1999; and July 5, 1989
     (inception) through September 30, 2001...................       F-4

     Consolidated Statements of Changes in Stockholders' Equity
     for the Fiscal Years Ended September 30, 2001, 2000, 1999,
     1998, 1997, 1996, 1995, 1994; 1993; 1992; the 12 months
     ended December 31, 1991, 1990, and from July 5, 1989
     (inception) through December 31, 1989 ...................       F-5

     Consolidated  Statements of Cash Flows for  the  Fiscal
     Years Ended September 30, 2001, 2000, 1999; and July 5,
     1989 (inception) through September 30, 2001..............       F-6

     Notes to Consolidated Financial Statements for the Fiscal
     Year Ended September 30, 2001...........................        F-7

2.   Exhibits

(a)  Reports on Form 8-K

     The Company filed a Form 8-K on March 13, 2001 for the event dated March 13, 2001


(b)  Exhibits Required by Item 601 of Regulation S-K

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

10.14     Amendment to Employment Agreement between Diasense, Inc.
          and Fred E. Cooper

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


                           SIGNATURES

Based on the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December 2001.

                                   DIASENSE, INC.

                                   By:    /s/ Fred E. Cooper
                                              Fred E. Cooper, President,
                                              Director, principal
                                              executive officer

Based on the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature              Title                           Date


/s/Anthony J. Feola         Director                        December 28, 2001
Anthony J. Feola

/s/John F. Steel,IV         Director                        December 28, 2001
John F. Steel, IV

/s/Anthony DelVicario*      Director                        December 28, 2001
Anthony DelVicario

/s/Michael P. Thompson      Principal financial officer,    December 28, 2001
Michael P. Thompson         principal accounting officer

*Depending upon loan outcome

_______________________________
1 American Diabetes Association, Diabetes Facts and Figures, www.diabetes.org
2 American Diabetes Association, Diabetes Facts and Figures, www.diabetes.org
3 American Diabetes Association, Diabetes Facts and Figures, www.diabetes.org



               Goff, Backa, Alfera & Company, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                     3325 Saw Mill Run Blvd.
                         Pittsburgh, Pa



       Report of Independent Certified Public Accountants



Independent Auditors' Report

Board of Directors
Diasense, Inc.

     We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001, and for the period from July 5, 1989 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

     We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasense, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, and for the period from July 5, 1989 (inception) through September 30, 2001, in conformity with U.S. generally accepted accounting principles.


     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 2001 and from July 5, 1989 (inception) through September 30, 2001 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

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

     As discussed in note K to the consolidated financial statements, certain restatements have been made to financial statements, which were previously issued by the Company.


/s/ Goff, Backa, Alfera & Company, LLC
    Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
December 27, 2001

                               Diasense, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,  September 30,
     ASSETS                                            2001           2000
                                                    ------------   ------------
Current assets
  Cash and cash equivalents (note A)                 $      -       $   113,098
  Prepaid expenses                                         1,250           -
                                                     -----------    -----------
               Total current assets                        1,250        113,098

Property and equipment-at cost(note A)
  Furniture and fixtures                                  42,750         42,750
                                                     -----------    -----------
                                                          42,750         42,750
  Less accumulated depreciation                           40,130         34,438
                                                     -----------    -----------
                                                           2,620          8,312
                                                     -----------    -----------
Other assets
 Due from Subsidiaries of BICO (notes A and G)              -            19,838
 Investment in unconsolidated subsidiaries(note C)     1,706,820      1,141,112
 Security deposit (note D)                                17,250         17,250
                                                     -----------    -----------
                                                       1,724,070      1,178,200
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 1,727,940    $ 1,299,610
                                                     ===========    ===========

     LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                   $     8,762    $      -
  Due to BICO (notes A and G)                          3,891,921      1,725,920
  Accrued payroll and withholdings(note G)                45,771         91,840
                                                     -----------    -----------
            Total current liabilities                  3,946,454      1,817,760

Commitments and Contingencies (notes B and H)

Stockholders' equity (deficiency) (note I)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Sep. 30, 2001 and
  Sep. 30, 2000                                          229,801        229,801
  Additional paid-in capital                          29,960,946     29,960,946
  Warrants                                            15,376,031     15,320,832
  Deficit accumulated during the
  development stage                                  (47,785,292)   (46,029,729)
                                                     -----------    -----------
                                                      (2,218,514)      (518,150)
            TOTAL LIABILITIES AND                    -----------    -----------
              STOCKHOLDERS' EQUITY (DEFICIENCY)      $ 1,727,940    $ 1,299,610
                                                     ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2001    September 30, 2000  September 30, 1999   September 30, 2001
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
 (notes A, G, and H)                       $       -            $       -             $      -           $   10,556,405

General and administrative expenses           1,195,550            1,956,675            1,352,567            16,424,356

Provision for (recovery of) doubtful
 accounts(note G)                                  -              (1,458,809)            (823,670)                 -

Warrant extensions (note I)                        -                    -                   6,333            17,890,676

Technology and patent rights acquired (note G)     -                    -                    -                2,650,000

Interest expense                                  1,196                 -                   1,499                11,725

Loss on unconsolidated subsidiaries (note C)    240,166              105,425                 -                  345,591

Amortization of Goodwill                        380,810              154,247                 -                  535,057

Other income - (note E)                         (62,159)             (62,100)             (48,973)             (695,923)

Other expense                                      -                    -                    -                   37,405
                                           --------------       --------------       --------------       ---------------
Net loss                                   $ (1,755,563)        $   (695,438)         $  (487,756)       $  (47,755,292)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $      (0.08)        $      (0.03)         $     (0.02)       $        (2.49)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note I)

       For the period July 5, 1989 (inception) through September 30, 2001


                                                                                                           Deficit     Total
                                                                                                        Accumulated    Stock-
                                                                       Common    Additional              During the    Holders'
                                                  Common    Stock      Stock      Paid-in               Development    equity
                                                  Shares    Amount   Subscribed   Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in
   connection with obtaining License and
   Marketing Agreement                           8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -      -       4,625,000            -    4,625,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -      -           -      (10,336,514) (10,336,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,665,315  (26,349,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,640,468            -    7,640,468
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -  1,361,047           -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,018,258)  (9,018,258)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 26,982,811  12,305,783  (35,367,369)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,899,658  (41,932,206)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Warrants expired                                        -         -          -  2,400,000  (2,400,000)           -            -
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,292,071  15,524,658  (44,846,535)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -       6,333            -        6,333
 Warrants expired                                        -         -          -    377,625    (377,625)           -            -
 Net Loss                                                -         -          -          -           -     (487,756)    (487,756)
                                                ---------- --------- ---------- ----------  ----------    ---------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 29,669,696  15,381,904  (45,334,291)     (52,890)

 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Warrant expired                                         -         -          -    291,250    (291,250)           -            -
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$29,960,946 $15,320,832 $(46,029,729) $  (518,150)

 Warrants issued for services                            -         -          -          -      55,199            -       55,199
 Warrant extensions                                      -         -          -          -           -            -            -
 Warrant expired                                         -         -          -          -           -            -            -
 Net Loss                                                -         -          -          -           -   (1,755,563)  (1,755,563)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2001                  22,980,051  $229,801 $        -$29,960,946 $15,376,031 $(47,785,292) $(2,218,514)
                                                ========== ========= ========== ==========  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Note J)

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended   (inception) thru
                                         September 30, 2001    September 30, 2000  September 30, 1999   September 30, 2001
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $   (1,755,563)       $   (695,438)       $  (487,756)        $ (47,755,292)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                       5,692               6,107              6,074                87,426
  Amortization                                     380,810             154,247               -                  535,057
  Provision for (recovery of)doubtful
    accounts                                          -             (1,458,809)          (823,670)                 -
  Impairment loss                                     -                   -                  -                   14,367
  Loss on unconsolidated subsidiaries              240,166             105,425               -                  345,591
  Stock issued in exchange for services               -                   -                  -                  138,950
  Stk issued for License & Marketing Agreement        -                   -                  -                   80,000
  Warrants issued for services                      55,199             230,178            228,538               513,915
  Warrant extensions                                  -                   -                 6,333            17,890,676
  Inventory deposit - BICO                            -                   -                  -               (1,000,000)
  (Increase) decrease in prepaid expenses           (1,250)                130              5,662                (1,250)
  (Increase)decrease in rec. due from BICO Sub.     19,838             (19,838)              -                     -
  Increase (decrease) in accounts payable            8,762                -               (23,606)                8,762
  Increase (decrease) in accrued payroll
    and withholdings                               (46,069)                626             22,493                45,771
  Increase in other assets                            -                   -               (17,250)              (17,250)
                                               -------------        -------------     -------------        -------------
Net cash used in operating activities           (1,092,415)         (1,677,372)        (1,083,182)          (29,113,277)

Cash flows from investing activities:
  Disposal of property and equipment                  -                   -               175,000               175,000
  Purchase of property and equipment                  -                   -                  -                 (279,413)
  Investment - MicroIslet                         (700,000)           (900,000)              -               (1,600,000)
  Investment - Diabecore                          (486,684)           (500,784)              -                 (987,468)
  (Increase)in notes rec-related parties              -                   -                  -                 (125,000)
  (Increase)in interest rec-related parties           -                   -                (4,266)              (13,538)
                                               -------------        -------------     -------------        -------------
Net cash provided by (used in) investing
          activities                            (1,186,684)         (1,400,784)           170,734            (2,830,419)

Cash flows from financing activities:
  Advances to BICO                                    -               (437,405)           (97,438)           (7,498,369)
  Repayment of advances to BICO                       -              1,933,608            974,600             9,203,493
  Advances from BICO                             2,166,001           1,688,526               -               14,391,921
  Proceeds from issuance of common stock              -                   -                  -               10,971,834
  Proceeds from issuance of common stk to BICO        -                   -                  -                4,200,000
  Proceeds from warrants exercised                    -                   -                  -                  118,066
  Purchase from treasury stock                        -                   -                  -                  (35,000)
  Proceeds from Regulation S                          -                   -                  -                  288,751
  Proceeds from issuance of notes payable             -                   -                  -                  303,000
                                               -------------       --------------     ------------         -------------
Net cash provided by fin. activities             2,166,001           3,184,729            877,162            31,943,696
                                               -------------       --------------     ------------         -------------
Net increase(decrease)in cash and cash equiv.     (113,098)            106,573            (35,286)                 -
Cash and cash equivalents at beg of period         113,098               6,525             41,811                  -
                                               -------------       --------------     ------------         -------------
Cash and cash equivalents at end of period  $         -           $    113,098      $       6,525         $        -
                                               =============       ==============     ============         =============

The accompanying notes are an integral part of this statement.
F-6






NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
	       POLICIES

1.	ORGANIZATION

Diasense, Inc. (Diasense) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. (BICO). BICO owned approximately 52% of the stock of Diasense at September 30, 2001. Diasense is currently developing a noninvasive glucose sensor (the Sensor). The Sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

The consolidated financial statements include the accounts of Diasense UK LTD., a 100% owned subsidiary of Diasense, Inc. as of September 30, 2001. All significant intercompany accounts and transactions have been eliminated.

2.	CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, Diasense considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Diasense places temporary cash deposits in financial institutions and such deposits may be in excess of the FDIC insurance limit.

3.	PROPERTY AND EQUIPMENT

Property and equipment are accounted for at cost and are depreciated over their estimated useful lives (37 years for property and 10 years for equipment) on a straight-line basis. The carrying value of property and equipment are reduced for impairment losses determined by management.

4.	INCOME TAXES

Diasense previously adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits (Note F), the adoption of FAS 109 had no effect on the financial statements of Diasense.

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

Net loss per common share is based on the weighted average number of common shares outstanding, which amounted to 22,980,051 for the years ended September 30, 2001 and September 30, 2000 and September 30, 1999. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September 30, 2001, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included Diasense's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 2001 amounted to 20,029,695.

7.	RESEARCH AND DEVELOPMENT

All research and development costs incurred by Diasense, or by BICO on its behalf, are charged to operations as incurred. Patent and technology rights acquired from BICO (Note G) have also been written off as a charge to operations.

8.	TREASURY STOCK

Diasense records treasury stock transactions using the par value method.

9.	INTERCOMPANY ACTIVITY

Certain expenses are allocated by management between Diasense, BICO and BICO's subsidiaries. These expenses are reimbursed to the paying entity through the use of intercompany accounts, which accounts are also used to account for non-interest bearing cash advances between the companies.

10.	COMMON STOCK WARRANTS

Diasense recognizes cost on warrants granted or extended based upon the minimum value method. There is currently no trading market for Diasense's warrants or common stock. Under this method, the warrants are valued by reducing the assumed current market price of the underlying shares by the present value of the exercise price discounted at an estimated risk-free interest rate of 5% and assuming no dividends. The value of the warrants is recalculated when warrants are extended and any increase in value over the value recorded at the time the warrants were granted is recognized at the time the warrant is extended.

11.	COMPREHENSIVE INCOME

Diasense's consolidated net income (loss) is substantially the same as comprehensive income required to be disclosed by Financial Accounting Standards Board Statement No. 130.

12.	CONCENTRATION OF CREDIT RISK

At September 30, 2001 and 2000, financial instruments which potentially subjected Diasense to significant concentrations of credit risk consisted principally of investments in unconsolidated subsidiaries. In 1999, Diasense was potentially subject to significant concentrations of credit risk related to receivables from BICO. All receivables from BICO were repaid as of September 30, 2000.

13.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement will be effective for the Company's fiscal year ending September 30, 2002. The Company is in the process of assessing the impact of this pronouncement on its financial statements.



NOTE B - OPERATIONS

Diasense is developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last three fiscal years. An increase of $2,166,001 in the amount payable to BICO was recognized during the year and this increase represents amounts provided by BICO to fund Diasense's operations.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through September 30, 2001 and has a significant accumulated deficit as of September 30, 2001, raising substantial doubt about its ability to continue as a going concern. Diasense initially financed its operations and its research and development program, the billing on which is temporarily suspended, primarily from the sale of Diasense's common stock through private placements. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. Manangement believes that Diasense will remain dependent upon BICO to fund its operations through the year ending September 30, 2002. If BICO is not able to raise enough money, Diasense may not be able to continue as a going concern.

Effective January 1, 2002, Fred E. Cooper, CEO and Anthony J. Feola, our Chief Operating Officer, agreed to waive any rights to compensation through December 31, 2002. this reduction in employment costs will reduce cash outflows for the nine months ended September 30, 2002, by approximately $500,000.

As a result of agreements with BICO relating to development and manufacture of the Noninvasive Glucose Sensor, Diasense is dependent on BICO for substantially all of its activities in connection with the development and manufacture of the Sensor, other than its marketing efforts. Pursuant to the Research and Development Agreement, BICO has undertaken the development of the Sensor and has assumed certain other obligations. In July 1995, Diasense and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending FDA review of the Sensor. No amounts are due pursuant to the R&D Agreement, which have not been recorded, and no adjustments will be made retroactively or cumulatively if and when billings resume. Management believes that billings may resume, based on negotiations between both companies, if and when the Diasensor 2000 is approved for marketing. Pursuant to a manufacturing agreement between BICO and Diasense, BICO will manufacture the Sensor once development is completed. In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could not continue as currently contemplated. BICO's ability to successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect Diasense's business and ability to achieve profitable operations. BICO has experienced, and continues to experience, substantial losses and financial difficulties. The consolidated financial statements for BICO for the year ended December 31, 2000 included disclosures, which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO has a net loss for the nine month period ended September 30, 2001 of $25,581,120 (unaudited) and for the fiscal year ended December 31, 2000 of $42,546,303, compared to a net loss for the fiscal year ended December 31, 1999 of $38,072,578. As of December 31, 2000, and September 30, 2001,
BICO's accumulated deficit was $223,720,761 and $249,301,881 (unaudited) respectively.

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

NOTE C - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

During the year ended September 30, 2001, Diasense invested an additional $700,000 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during 2000. With this additional investment, the Company has invested $1,600,000 in MicroIslet and its ownership is approximately 20.2%. Diasense holds a seat on the board of directors of this unconsolidated subsidiary. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

During the year ended September 30, 2001, Diasense invested an additional $486,688 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during fiscal year 2000. With this additional investment, Diasense has invested $987,468 in Diabecore and owns approximately 24% of this unconsolidated subsidiary. Diasense holds a seat on the board of directors of Diabecore. Diabecore is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

These investments are being reported on the equity basis and differences between the investment and the underlying net assets of the unconsolidated subsidiaries are being amortized as goodwill over a 5- year period. Diasense's investments in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of September 30, 2001 and September 30, 2000 are as follows:

                      Investment
   Unconsolidated         in            Unamortized
     Subsidiary       Underlying         Goodwill                  Total
                      Net Assets
  ---------------  ----------------  -------------------     ------------------
                   Sept.30, Sept.30, Sept.30,    Sept.30,    Sept.30,   Sept.30,
                     2001     2000     2001        2000       2001       2000
                     ----     ----     ----        ----       ----       ----
MicroIslet, Inc.    11,335   89,657    966,238    635,409    977,573     725,066
Diabecore
 Medical,Inc.      172,695   37,003    556,552    379,043    729,247     416,046
                   -------  -------    -------  ---------  ---------   ---------
Total             $184,030 $126,660 $1,522,790 $1,014,452 $1,706,820  $1,141,112
                   =======  =======  =========  =========  =========   =========

NOTE D - LEASE

In December 1998 Diasense sold its building and leased it back under an agreement which requires monthly rent of $5,750 for five years beginning on January 1, 1999. Future minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2002 and 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement.

NOTE E - OTHER INCOME

Other income for the years ending September 30, 2001, 2000 and 1999 consists of $ 0, $0 and $6,445 of interest income and $ 62,100, $62,100 and $42,528 of rental income for their respective periods. The total rental income for the years ended September 30, 2001, 2000 and 1999, was from BICO and its subsidiaries for office space.



NOTE F - INCOME TAXES

As of September 30, 2001, Diasense has available approximately $26,737,000 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2021. Diasense also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013.

Diasense has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, the fair market value of warrant extensions have been recorded and expensed for financial statement purposes in the amount of $17,945,875 as of September 30, 2001, and $17,890,676 as of September 30, 2000 and September 30, 1999. For tax purposes, warrants are not recorded until the warrants are exercised. Reductions in the allowance for bad debts account of $1,458,809 at September 30, 2000 and $823,670 at September 30, 1999 are also reflected in the financial statements but are not included in the tax return.

Diasense has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of Diasense.

The following is a summary of the composition of Diasense's deferred tax asset and associated valuation allowance at September 30, 2001 and 2000:

                                   2001         2000

       Net Operating Loss       $9,090,580   $8,667,240
       Warrant Expense           6,111,310    6,092,542
       Patent Amortization         383,618      435,896
       Tax Credit Carry Forward    700,000      700,000
                                ----------   ----------
                                16,285,508   15,895,678

       Valuation Allowance     (16,285,508) (15,895,678)
                                ----------   ----------
       Net Deferred Tax Asset   $        0   $        0
                                ==========   ==========


The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                                     Increase
                                                        in
                                      Deferred       Valuation
                                        Tax          Allowance      Net
                                      Benefit

   Year Ended September 30,2001   $   (389,830)    $   389,830      $0

   Year Ended September 30,2000   $   (122,436)    $   122,436      $0

   Year Ended September 30,1999   $   (203,637)    $   203,637      $0

   Year Ended September 30,1998   $   (846,487)    $   846,487      $0

   Year Ended September 30,1997   $ (2,326,496)    $ 2,326,496      $0

   From July 5,1989 (inception)
    through September 30, 2001    $(16,285,508)    $16,285,508      $0



NOTE G - RELATED PARTY TRANSACTIONS

1.	SENSOR RELATED AGREEMENTS

Diasense has a development agreement with BICO for the Sensor. If successfully developed, the Sensor will enable users to measure blood glucose levels without taking blood samples. On November 18, 1991, Diasense acquired for $2,000,000 the right from BICO to one United States patent, which covers the process of measuring blood glucose levels non-invasively. Approval to market the Sensor is subject to federal regulations including the Food and Drug Administration
(FDA). Each model of the Sensor is subject to clinical testing and regulatory approvals by the FDA.

Diasense and BICO have entered into a series of agreements related to the development, manufacture and marketing of the Sensor. Under such agreements, BICO is required to carry out all steps necessary to bring the Sensor to market including 1) developing and fabricating the prototypes necessary for clinical testing; 2) performing the clinical investigations leading to FDA approval for marketing; 3) submitting all applications to the FDA for marketing approval; and 4) developing a manufacturable and marketable product. Diasense, Inc. is to conduct the marketing of the Sensor. Following is a brief description of the agreements:

Manufacturing Agreement

The manufacturing agreement between Diasense and BICO was entered into on January 20, 1992. Under such agreement, BICO is to act as the exclusive manufacturer of production units of the Sensor and to sell the units to Diasense at a price determined by the agreement. The term of the agreement is fifteen years.

Research and Development Agreement

Under a January 1992 agreement effective April 1992, Diasense is to pay BICO $100,000 for indirect costs per month, plus all direct costs for the research and development of the Sensor. This agreement replaced a previous agreement dated May 14, 1991 under which Diasense, Inc. had been paying BICO $50,000 for indirect costs per month, plus all direct costs for the design and development activities. The term of the agreement expires in 2007. In July 1995, Diasense and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement, pending FDA review of the Sensor.

The monthly charges from BICO for indirect costs are reflected as general and administrative expenses and direct costs for the research and development of the Sensor incurred by BICO are reflected as R&D expenses in the statement of operations.

Purchase Agreement

In November 1991, Diasense entered into a Purchase Agreement with BICO under which Diasense acquired all of BICO's rights to the Sensor for a cash payment of $2,000,000 which was charged to operations.

Sublicensing Agreement

In 1989, BICO acquired rights to certain concepts and patents related to the Sensor from outside parties. The purchase price was $650,000, and was paid by the conveyance of stock in BICO and 1,040,000 shares of Diasense, Inc. common stock. The $520,000 value of the Diasense, Inc. stock issued was charged to the receivable due from BICO. On May 14, 1991, Diasense, Inc. and BICO entered into a sublicense agreement under which Diasense, Inc. acquired these rights from BICO for a cash payment of $650,000 which was charged to operations.

License and Marketing Agreement

In August 1989, BICO granted Diasense, Inc. the exclusive right to represent BICO and to market the Sensor and related products worldwide. In exchange for these rights, Diasense, Inc. conveyed 8,000,000 shares of its common stock to BICO. The assigned value of these shares was $80,000 which was charged to operations. In November 1991, this agreement was superseded when Diasense purchased all rights to the Sensor technology.

2.	INTERCOMPANY ACTIVITY

For the fiscal years ended September 30, 2001 and 2000, net intercompany charges from BICO and its subsidiaries to Diasense were $2,219,476 and $1,743,476, respectively. For the fiscal year ended September 30, 1999, net intercompany charges by Diasense to BICO and its subsidiaries were $81,261.

3.	TRANSACTIONS WITH OFFICERS AND DIRECTORS

During the fiscal year ended September 30, 1998 Diasense made loans to certain officers and directors totaling $125,000. The loans were due upon demand with interest at a rate of 8.25%. Total amounts due, including accrued interest, on these loans at September 30, 1998, were $80,599 from Fred E. Cooper and $53,673 from Anthony J. Feola. During the fiscal year ended September 30, 1999, Diasense (by agreement with BICO) assigned the above $134,272 of notes receivable and accrued interest, plus an additional $4,266 accrued interest, to BICO by an increase in the intercompany due from BICO account.

Beginning in 2000 and through 2001, BICO invested a total of $1 million in American Inter-Metallics. One of our directors, Anthony DelVicario, is the president of American Inter-Metallics. In addition, BICO loaned Mr. DelVicario money that was converted into a $114,000 loan. The loan is secured by American Inter-Metallics' assets and is due in December 2001.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Due to the financial condition of BICO, as discussed in Note B, management had established an allowance for doubtful accounts covering amounts due from BICO. During the fiscal year ended September 30, 2000, Diasense reduced the allowance for doubtful accounts from $1,458,809 to zero to reflect the repayment of all amounts due from BICO.

5.	ACCRUED PAYROLL

Included in accrued payroll and withholdings at September 30, 2000, is $45,208 and $29,167 for unpaid wages from fiscal years 1997 through 1999 of Fred E. Cooper and David L. Purdy, respectively, which were earned but voluntarily deferred by these two directors. All accrued wages for Mr. Purdy were paid to him in fiscal year 2001 in connection with his resignation. The accrued wages of $45,208 for Mr. Cooper remained unpaid at September 30, 2001.

NOTE H - COMMITMENTS AND CONTINGENCIES

1.	RESEARCH AND DEVELOPMENT

Under terms of a Research and Development Agreement with BICO, Diasense is to pay BICO $100,000 for indirect costs per month, plus direct costs associated with the research and development through January, 2007. In July 1995, Diasense and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement, pending FDA review of the Sensor.

2.	EMPLOYMENT AGREEMENTS

Diasense, Inc. has entered into agreements with Fred E. Cooper and David L. Purdy pursuant to which they receive annual salaries (as adjusted through September 30, 2001) of $497,000 and $450,000, respectively, from Diasense,Inc., although those salaries are subject to review and adjustment annually.
The initial term of the agreements with Mr. Cooper and Mr. Purdy expired on October 31, 1999, but were automatically renewed for an additional three-year period; such renewals will continue unless either party gives proper notice of non-renewal. In November, 2000, Mr. Purdy gave notice that he would resign and his resignation was effective February 11, 2001. At that time, Mr. Purdy released the Company from its obligations under his employment agreement as part of the consideration for a payment of $912,727. Mr. Cooper's agreement also provide that in the event of a "change of control" of Diasense, Inc., Diasense, Inc. is required to issue him shares of common stock equal to five percent (5%) of the outstanding shares of common stock of Diasense immediately after the change in control.

3.	LITIGATION

Several class action lawsuits were filed against Diasense along with BICO and certain of their directors, all of which were consolidated into a single action. The suit alleges various violations of federal securities laws on behalf of a class of plaintiffs who purchased common stock of BICO between April 25, 1995 and February 26, 1996, at which time the value of BICO's stock dropped as a result of an unfavorable recommendation of a Panel Review convened by the United States Food and Drug Administration with respect to a certain medical device owned by Diasense, Inc. and manufactured by BICO. Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, Diasense and BICO agreed to settle the lawsuit for a total amount of $3,450,000. BICO has paid an aggregate of $3,250,000 toward the settlement to date. During the fourth quarter of fiscal 2001, the parties agreed to extend the payments on the remaining balance. A balance of $425,000 is due in the first quarter of fiscal 2002, including $225,000 for extending the due dates. Although it is not known whether the class action plaintiffs have been formally notified of the settlement, or if they have accepted its terms, Diasense believes that the existing settlement will end this matter.

During April 1998, Diasense and its affiliates were served with subpoenas by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. The subpoenas requested certain corporate, financial and scientific documents and Diasense has provided documents in response to such requests.

4.	PENNSYLVANIA SECURITIES COMMISSION

The Pennsylvania Securities Commission initiated a private investigation of Diasense and BICO in connection with the sale of securities in 1996. The Companies have cooperated with and provided information to the Pennsylvania Securities Commission in connection with the private investigation. As the Commission's investigation is not yet complete and Diasense has not been advised of any finding or order in connection with the investigation, there can be no estimate or evaluation of the likelihood of an unfavorable outcome in this matter or the range of possible loss, if any.


NOTE I - STOCKHOLDERS' EQUITY

Common Stock

Diasense sold 2,800,000 shares of common stock at $0.50 per share, from August 1989 to May 1991 in connection with a joint private offering with BICO. The aggregate amount raised was $1,400,000, on which no commissions were paid to any third party. Diasense sold 4,997,500 shares of common stock, at $1.00 per share, in a private offering from May 1991 to January 1992. The aggregate amount raised was $4,985,201, on which no commissions were paid to any third party.

Diasense sold, in July 1992, 7,212 shares of common stock, at $3.50 per share, in a private offering to one accredited investor. The aggregate amount raised was $25,242, on which no commissions were paid to any third party.

Diasense sold 300,000 shares of common stock, at $3.50 per share, in a private offering from July 1992 through November 1992. The aggregate amount raised was $1,050,000, on which no commissions were paid to any third party.

In December 1991, Diasense issued 235,000 shares of common stock in exchange for the cancellation of outstanding promissory notes for $235,000.

In June 1994, Diasense sold 91,667 shares of its common stock pursuant to the requirements set forth in Regulation S of the Securities Act of 1933 ("Regulation S"). In connection with such sale, the purchasers and any entity which facilitated such sale undertook to ensure compliance with Regulation S, which among other things, limits a foreign investor's ability to trade Diasense's stock in the United States. Diasense received net proceeds in the amount of $288,751 pursuant to such sales.

During 1995, Diasense issued the following shares of its common stock to BICO:
3,000,000 shares at an assigned price of $3.50 per share in return for a corresponding reduction in the amount due from Diasense, Inc. to BICO pursuant to the R&D Agreement of $10,500,000; and 1,200,000 shares of its common stock at a price of $3.50 per share.

In July, 1993, Diasense commenced a public offering. As of September 30, 1998, an aggregate of 1,063,460 shares had been issued with proceeds to Diasense of $3,561,892. Of that total, 230,961 shares with net proceeds of $786,245 were issued in fiscal 1994; 437,768 shares with net proceeds of $1,501,492 were issued in fiscal 1995; 410,731 shares with net proceeds of $1,365,155 were sold in fiscal 1996; 1,000 shares were issued in fiscal 1998 at $3.50 per share; 10,000 shares were issued for consulting services at a charge to operations of $35,000 in fiscal 1996; and 27,000 shares were reimbursed with net repayment of $94,500 in fiscal 1997.

Diasense issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, 5,000 shares in fiscal 1996 and none in fiscal 1997, 1998 or 1999. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in Diasense's public offering.

Common Stock Warrants

At September 30, 2001, Diasense has reserved 10,635,013 shares of Diasense's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants for 7,681,550 shares were issued to directors, officers, and employees for meritorious service, employment contracts and personal guarantees on Company indebtedness. Also, warrants for 2,553,463 shares were issued to consultants and medical advisers and for 400,000 shares to individuals for personal guarantees on Company loans. The per share exercise price for 7,780,000 shares is $.50 per share, for 2,160,463 shares is $1.00 per share and for 694,550 shares is $3.50 per share. The fiscal years in which warrants expire are as follows:


     Warrant Expiration Fiscal Year          Number of Shares

               2001                                58,000
               2002                               683,213
               2003                             2,144,050
               2004                             5,174,750
               2005                             2,075,000
               2006                               500,000
                                               ----------
                                               10,635,013
                                               ==========



The following is a summary of warrant transactions during fiscal years ended September 30,

                            2001       2000        1999       1998      1997       1996
Outstanding beginning   10,463,013   8,644,113  6,676,513  7,476,513  7,533,263  7,077,213
 of year

Granted during the year    500,000   2,085,000  2,070,000          0     59,000    743,250

Canceled during the year  (328,000)   (266,100)  (102,400)  (800,000)  (115,750)  (231,200)

Exercised during the
years at prices ranging
from $.1875 to $1.00 per
share                            0           0          0          0          0    (56,000)
                         ---------   ---------  ---------  ---------  ---------  ---------
Outstanding, and        10,635,013  10,463,013  8,644,113  6,676,513  7,476,513  7,533,263
eligible for exercise.   =========   =========  =========  =========  =========  =========


During the period October 1, 2000 through September 30, 2001, Diasense extended the exercise date of warrants to purchase 1,147,750 shares of common stock to certain officers, directors, employees and consultants. Warrants for 648,000 shares were originally granted at an exercise price of $.05 per share and warrants for 499,750 shares were originally granted at an exercise price of $3.50 per share and were extended at the same price. No expense was recognized in connection with the extension of these warrants because there was no increase in the value of the warrants over the value recorded at the time the warrants were originally granted. In addition, during the year ended September 30, 2001, Diasense granted warrants to purchase 500,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $55,199.

During the period October 1, 1999 through September 30, 2000, Diasense extended the exercise date of warrants to purchase 2,428,050 shares of common stock to certain officers, directors, employees and consultants. Warrants for 215,000 shares were originally granted at an exercise price of $.50 per share, warrants for 2,131,250 shares were originally granted at an exercise price of $1.00 per share and warrants for 81,800 shares were originally granted at an exercise price of $3.50 per share and were extended at the same price. No expense was recognized in connection with the extension of these warrants because there was no increase in the value of the warrants over the value recorded at the time the warrants were originally granted. In addition, during the year ended September 30, 2000, Diasense granted warrants to purchase 2,085,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $230,178.

During the period October 1, 1998 through September 30, 1999, Diasense extended the exercise date of warrants to purchase 2,346,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,262,000 were originally granted at an exercise price of $.50 per share, warrants for 29,213 shares were origainally granted at an exercise price of $1.00 per share and warrants for 55,000 shares were originally granted at an exercise price of $3.50 per share and were extended at the same price. In connection with the extension of these warrants Diasense recorded a charge of $6,333 against operations. In addition, during the year ended September 30, 1999, Diasense granted warrants to purchase 2,070,000 shares of common stock to employees and consultants at an exercise price of $.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $228,538.

During the period October 1, 1997 through September 30, 1998, Diasense extended the exercise date of warrants to purchase 758,000 shares of common stock to certain officers, directors, employees and consultants. Warrants for 748,000 were originally granted at an exercise price of $.50 per share and warrants for 10,000 shares were originally granted at an exercise price of $1.00 per share and were extended at the same price. Diasense recorded $25,000 against operations in connection with the extension of these warrants.

During the period October 1, 1996 through September 30, 1997, Diasense extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,236,550 were originally granted at an exercise price of $1.00 per share and were extended at the same price. Diasense recorded $5,593,875 against operations in connection with the extension of these warrants. In addition, during the year ended September 30, 1997, Diasense granted warrants to purchase 59,000 shares of common stock to employees and consultants at an exercise price of $1.00 per share and $3.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $2,500.

During the period October 1, 1995 through September 30, 1996, Diasense extended the exercise date of warrants to purchase 2,556,213 shares of common stock to certain officers, directors, employees and consultants. Warrants for 49,213 and 2,507,000 shares were originally granted at an exercise price of $1.00 per share and $.50 per share, resepectively, and were extended at the same price. Diasense recorded $7,640,468 against operations in connection with the extensions of these warrants.

During the period October 1, 1994 through September 30, 1995, Diasense extended the exercise date of warrants to purchase 1,550,000 shares of common stock to certain officers, directors, employees and consultants. The warrants were originally granted at an exercise price of $.50 per share and were extended at the same price. The assumed value of the stock when the extensions were granted was $3.50 per share. Diasense recorded $4,625,000 against operations in connection with the extensions of these warrants.

In 1990, Diasense granted warrants to purchase 800,000 shares of common stock at an exercise price of $.50 per share to eight current or former directors or officers of Diasense or BICO who personally guaranteed the payment of a lease obligation to the bank for the premises occupied by BICO at the 300 Indian Springs Road location. Diasense also granted warrants to purchase 100,000 shares of common stock each to an individual and his company at an exercise price of $.50 per share for personally guaranteeing the payment of an obligation related to the purchase of equipment by BICO. In addition, Diasense granted warrants to purchase 100,000 shares of common stock for services performed by consultants at an exercise price of $.50 per share. Diasense recorded an estimated value of these warrants at $27,500 which was charged to operations.

NOTE J- SUPPLEMENT CASH FLOW INFORMATION

Diasense's financing activities included the following noncash transactions.

During 1992 and 1990, notes payable aggregating $303,000 were canceled and exchanged for 371,000 shares of Diasense's common stock.

On March 31, 1995, Diasense issued 3,000,000 shares of its unregistered stock to BICO in payment of $10,500,000 due to BICO.

During the Fiscal year ended September 30, 1999, Diasense (by agreement with
BICO) converted $125,000 of related party notes receivable and $13,538 of associated interest receivable due from BICO.

Cash paid for interest and income taxes were as follows:


                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,2001         30,2000     30,1999         30,2001

Interest Paid        $    0          $    0      $     0         $11,725
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======


NOTE K - RESTATEMENT

The accompanying financial statements include the effect of adjustments that were made to financial statements previously issued by Diasense.

Subsequent to the issuance of its consolidated financial statements for the year ended September 2000, Diasense determined that the expense recognized for warrant extensions had been overstated by $23,737 in 1999 and understated by $23,737 in 1998. The expenses reflected in the accompanying financial statements for these periods have been adjusted. Corresponding adjustments were recognized in warrants within Shareholders' Equity. There was no net effect to total stockholders' equity as a result of these adjustments.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.