Form 10-Q
period 2001-12-31
DIASENSE INC/PA
filed 2002-02-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended				December 31, 2001

Commission file number		     	        33-56574


                             DIASENSE, INC.
          (Exact name of registrant as specified in its charter)



Pennsylvania                                    25-1605848
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

	As of December 31, 2001, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

                               Diasense, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                    December 31,  September 30,
     ASSETS                                            2001           2001
                                                    ------------   ------------
Current assets
  Prepaid expenses                                   $    13,889    $     1,250
                                                     -----------    -----------
               Total current assets                       13,889          1,250

Property and equipment-at cost
  Furniture and fixtures                                  42,750         42,750
                                                     -----------    -----------
                                                          42,750         42,750
  Less accumulated depreciation                           41,543         40,130
                                                     -----------    -----------
                                                           1,207          2,620
                                                     -----------    -----------
Other assets
 Investment in unconsolidated subsidiaries             1,632,838      1,706,820
 Security deposit                                         17,250         17,250
                                                     -----------    -----------
                                                       1,650,088      1,724,070
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 1,665,184    $ 1,727,940
                                                     ===========    ===========

     LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                   $    10,493    $     8,762
  Due to BICO                                          3,980,607      3,891,921
  Accrued payroll and withholdings                       168,130         45,771
                                                     -----------    -----------
            Total current liabilities                  4,159,230      3,946,454

Commitments and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Dec. 31, 2001 and
  Sep. 30, 2001                                          229,801        229,801
  Additional paid-in capital                          29,960,946     29,960,946
  Warrants                                            15,376,031     15,376,031
  Deficit accumulated during the
  development stage                                  (48,060,824)   (47,785,292)
                                                     -----------    -----------
                                                      (2,494,046)    (2,218,514)
            TOTAL LIABILITIES AND                    -----------    -----------
              STOCKHOLDERS' EQUITY (DEFICIENCY)      $ 1,665,184    $ 1,727,940
                                                     ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 2001       December 31, 2000     December 31, 2001
                                     --------------------     ------------------    -----------------
Research and development expenses         $      -               $       -            $  10,556,405

General and administrative expenses            217,075                 377,899           16,641,431

Warrant extensions                               -                       -               17,890,676

Technology and patent rights acquired            -                       -                2,650,000

Interest expense                                 _                       -                   11,725

Loss on unconsolidated subsidiaries             73,982                  46,943              419,573

Amortization on Goodwill                         -                      70,461              535,057

Other income                                   (15,525)                (15,525)            (711,448)

Other expense                                    -                       -                   37,405
                                           --------------          -------------        --------------
  Net loss                                $   (275,532)          $    (479,748)       $ (48,030,824)
                                           ==============          ==============       ==============
Net loss per common share                 $      (0.01)          $       (0.02)       $       (2.39)
                                           ==============          ==============       ==============

The accompanying notes are an integral part of this statement.



                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                              For the               For the           From July 5, 1989
                                                          three months ended    three months ended   (Inception) through
                                                          December 31, 2001     December 31, 2000     December 31, 2001
                                                          ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                $     (275,532)       $     (479,748)       $  (48,030,824)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                                1,413                 1,455                88,839
        Amorization                                                  -                   70,431               535,057
        Impairment loss                                              -                     -                   14,367
        Loss on unconsolidated subsidiaries                        73,982                46,943               419,573
        Stock issued in exchange for services                        -                     -                  138,950
        Stock issued for License and Marketing Agreement             -                     -                   80,000
        Warrants issued for services                                 -                     -                  513,915
        Warrant extensions                                           -                     -               17,890,676
        Inventory Deposit - BICO                                     -                     -               (1,000,000)
        (Increase) in prepaid expenses                            (12,639)              (17,611)              (13,889)
        Decrease in receivable due from BICO subsidiaries            -                   19,838                  -
        Increase in accounts payable                                1,731                  -                   10,493
        Increase (decrease) in accrued payroll & withholdings     122,359               (15,777)              168,130
        (Increase) in other assets                                   -                     -                  (17,250)
                                                          ------------------    ------------------    ----------------
         Net cash used in operating activities                    (88,686)             (374,469)          (29,201,963)

 Cash flows from investing activities:

   Disposal of property and equipment                                -                     -                  175,000
   Purchase of property and equipment                                -                     -                 (279,413)
   Investment - MicroIslet                                           -                 (100,000)           (1,600,000)
   Investment - Diabecore                                            -                 (192,736)             (987,468)
   (Increase) in notes receivable-related parties                    -                     -                 (125,000)
   (Increase) in interest receivable-related parties                 -                     -                  (13,538)
                                                          ------------------    ------------------   -----------------
      Net cash used in investing activities                          -                 (292,736)           (2,830,419)

 Cash flows from financing activities:

   Advances to BICO                                                  -                     -               (7,498,369)
   Repayment of advances to BICO                                     -                     -                9,203,493
   Advances from BICO, net                                         88,686               684,265            14,480,607
   Proceeds from issuance of common stock                            -                     -               10,971,834
   Proceeds from issuance of common stock to BICO                    -                     -                4,200,000
   Proceeds from warrants exercised                                  -                     -                  118,066
   Purchase of treasury stock                                        -                     -                  (35,000)
   Proceeds from Regulation S                                        -                     -                  288,751
   Proceeds from issuance of notes payable                           -                     -                  303,000
                                                          ------------------    ------------------   -----------------
      Net cash provided by financing activities                    88,686               684,265            32,032,382
                                                          ------------------    ------------------   -----------------
      Net increase (decrease) in cash & cash equivalents             -                   17,060                  -
      Cash and cash equivalents at beginning of period               -                  113,098                  -
                                                          ------------------    ------------------   -----------------

      Cash and cash equivalents at end of period           $         -           $      130,158        $         -
                                                          ==================    ==================   ==================

The accompanying notes are an integral part of this statement.



                       DIASENSE, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

	The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

NOTE B - Organization

	The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owns 52% of the stock of the Company as of December 31, 2001. The Company is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

	Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 2001 and December 31, 2000, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

	From July 5, 1989 (inception) to December 31, 2001, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,113,700 for the period from July 5, 1989 (inception) to December 31, 2001.

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

NOTE E - Investments in Unconsolidated Subsidiaries

        There were no additional investments during the three months ended December 31, 2001 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. The Company's ownership percentage as of December 31, 2001 in MicroIslet, Inc. is 20.21%. When Microislet raised additional capital through the sale of stock during the fourth quarter, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, the Company's share of the underlying net assets of Microislet increased by $179,364 with a corresponding decrease in goodwill. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

        There were no additional investments during the three months ended December 31, 2001 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. The Company's ownership percentage as of December 31, 2001 in Diabecore Medical, Inc. is approximately 24%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

        Both investments are being reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries are capitalized as part of the investment in unconsolidated subsidiaries. These differences had previously been amortized as goodwill over a 5-year period. However, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of October 1, 2001 and, under this provision, goodwill is no longer amortized. See Note F. The company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of December 31, 2001 are as follows:


                      Investment
   Unconsolidated         in            Unamortized
     Subsidiary       Underlying         Goodwill                  Total
                      Net Assets
  ---------------  ----------------  -------------------     ------------------
                    Dec.31, Sept.30,  Dec.31,    Sept.30,    Dec.31,   Sept.30,
                     2001     2001     2001        2001       2001       2001
                     ----     ----     ----        ----       ----       ----
MicroIslet, Inc.  $130,477 $ 11,335 $  786,874 $  966,238 $  917,351  $  977,573
Diabecore
 Medical,Inc.      158,935  172,695    556,552    556,552    715,487     729,247
                   -------  -------    -------  ---------  ---------   ---------
Total             $289,412 $184,030 $1,343,426 $1,522,790 $1,632,838  $1,706,820
                   =======  =======  =========  =========  =========   =========



NOTE F - Goodwill and Other Intangible Assets - Adoption of Statement 142

	In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill associated with the Company's investments in unconsolidated subsidiaries will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement became effective for the Company's current fiscal year ending September 30, 2002. A summary of the impact of the implementation of SFAS 142 follows:


                     For the three      For the three     From July 5, 1989
                     months ended       months ended      (inception) through
                     Dec. 31, 2001      Dec. 31, 2000     Dec. 31, 2001
                     -------------      -------------     -------------------
Reported net loss    $   (275,532)      $   (479,748)     $      (48,030,824)
Add back Goodwill
      Amortization              -             70,431                 535,057
                     ------------       ------------      ------------------
Adjusted net loss    $   (275,532)      $   (409,317)     $      (47,495,767)
                     ============       ============      ==================


Earnings per share:

Reported net loss    $       (.01)      $       (.02)     $            (2.39)
Add back: Goodwill
      Amortization            .00                .00                     .03
                     ------------       ------------      ------------------
Adjusted net loss    $       (.01)      $       (.02)     $            (2.36)
                     ============       ============      ==================


        Based on the Company's current evaluation of these unconsolidated subsidiaries and the status of their projects to date, no impairment of the goodwill associated with these investments is deemed necessary at this time. These assets will continue to be evaluated in future periods to determine if an impairment loss should be recognized.


Management's Discussion and Analysis of Financial Condition and Cash Flows


Liquidity and Capital Resources

	  BICO utilizes a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this policy, Diasense had a cash balance of zero at December 31, 2001 and September 30, 2001. Prepaid expenses increased from $1,250 to $13,889 during the quarter ended December 31, 2001. The increase represents insurance premiums paid in advance of the coverage period. The Company's investments in MicroIslet, Inc. and Diabecore Medical, Inc. decreased from $977,573 and $729,247, respectively, as of September 30, 2001, to $917,351 and $715,487,
respectively at December 31, 2001. The decreases in these investments represent the Company's recognition of its share of the losses incurred by Microislet and Diabecore during the quarter. Amounts due to BICO from the Company increased from $3,891,921 as of September 30, 2001 to $3,980,607 as of December 31, 2001. This increase is due to intercompany transfers from BICO to the Company for working capital. Accrued payroll and withholdings increased from $45,771 as of September 30, 2001 to $168,130 as of December 31, 2001 because officers of the Company agreed to delay the payment of their salaries.


Results of Operations

	There were no research and development expenses during the three-month periods ended December 31, 2001 and 2000 due to the agreed-upon suspension of charges by BICO pursuant to the research and development agreement between the Company and its parent.

	General and Administrative expenses decreased from $377,899 for the three month period ended December 31, 2000 to $217,075 for the three month period ended December 31, 2001. The decrease was primarily due to a decrease in salaries, administrative staff and administrative overhead.

	Other income was $15,525 during the three-month periods ended December 31, 2001 and 2000. This amount represents rental income, which is charged to BICO and its subsidiaries for their share of the Company's office space. DIASENSE, INC.


Subsequent Event

On February 6, 2002, Anthony J. DelVicario resigned from the Company's Board of Directors due to other obligations and commitments.




PART II -- OTHER INFORMATION

Item 1.		Legal Proceedings
  	        None.

Item 2.		Changes in Securities
		None.

Item 3.		Defaults Upon Senior Securities
		None.

Item 4.		Submission of Matters to a Vote of Security Holders
		None.

Item 5.		Other Information
		None.

Item 6.		Reports on Form 8-K

                A report on form 8-K filed, February 11, 2002 for the event dated February 6, 2002. The items listed were Item 6, Resgnation of Registrant's Directors and Item 7(c), Exhibits.



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February 2002.


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