Form 10-Q
period 2002-03-31
DIASENSE INC/PA
filed 2002-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended			March 31, 2002

          Commission file number		33-56574


                            DIASENSE, INC.
         (Exact name of registrant as specified in its charter)



Pennsylvania                                25-1605848
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

     As of March 31, 2002, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                    March 31,    September 30,
               ASSETS                                 2002           2001
                                                   (Unaudited)
                                                   -----------    -----------
Current assets
  Prepaid expenses                                 $     9,549    $     1,250
                                                   -----------    -----------
               Total current assets                      9,549          1,250

Property and equipment - at cost
  Furniture and fixtures                                42,750         42,750
                                                  ------------    -----------
                                                        42,750         42,750
  Less accumulated depreciation                         42,546         40,130
                                                  ------------    -----------
                                                           204          2,620
                                                   -----------    -----------

Other Assets
  Investment in unconsolidated subsidiaries          1,494,051      1,706,820
  Security Deposit                                      17,250         17,250
                                                   -----------     ----------
                                                     1,511,301      1,724,070
                                                   -----------     ----------
               TOTAL ASSETS                        $ 1,521,054    $ 1,727,940
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $    48,357     $    8,762
  Due to BICO                                        3,974,433      3,891,921
  Accrued payroll and withholdings                     167,942         45,771
                                                   -----------    -----------
               Total current liabilities             4,190,732      3,946,454

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Mar. 31, 2002 and
   Sep. 30, 2001                                       229,801        229,801
  Additional paid-in capital                        29,960,946     29,960,946
  Warrants                                          15,376,031     15,376,031
  Deficit accumulated during the  development stage(48,236,456)   (47,785,292)
                                                    -----------    -----------
                                                    (2,669,678)    (2,218,514)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $ 1,521,054    $ 1,727,940
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.


                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statements of Operations
                              (Unaudited)
                                            For the six months ended         For the three months ended   From July 5, 1989
                                                    March 31,                          March 31,         (inception) through
                                              2002             2001           2002              2001        March 31, 2002
                                            -------------------------        --------------------------  -------------------
Research and development expenses         $       -        $     -          $     -         $     -       $ 10,556,405

General and administrative expenses            269,445       639,522           52,371         263,529       16,693,802

Warrant extensions                                -              -                -               -         17,890,676

Technology and patent rights acquired             -           11,010              -             9,102        2,650,000

Interest expense                                  -            1,006              -             1,006           11,725

Loss on unconsolidated subsidiaries            212,769       117,636          138,786          70,694          558,360

Amortization of goodwill                          -          164,739              -            94,309          535,057

Other income                                   (31,050)      (31,050)         (15,525)        (15,525)        (726,973)

Other expense                                     -              -                -               -             37,405
                                            --------------------------	    --------------------------   -------------------
         Net loss                         $   (451,164)    $(902,863)       $(175,632)      $(423,115)    $(48,206,457)
                                            ===========    ===========      ===========    ===========   ===================
Net loss per common share                 $      (0.02)    $   (0.04)       $   (0.01)      $   (0.02)    $      (2.39)
                                            ===========    ===========      ===========    ===========   ===================

The accompanying notes are an integral part of this statement.

                            DIASENSE, INC.
                     (A Development Stage Company)

                   Consolidated Statements of Cash Flows
                              (Unaudited)



                                                       For the six months ended   For the three months ended  From July 5,1989
                                                         March 31,      March 31    March 31,       March 31, (Inception) through
                                                          2002            2001       2002             2001      March 31, 2002
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities:
  Net loss                                           $ (451,164)     $  (902,863)   $(175,632)     $  (423,115)  $   (48,206,456)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activites:
    Depreciation                                          2,416           2,867        1,003            1,412            89,842
    Amortization                                            -           164,739          -             94,309           535,057
    Impairment loss                                         -               -            -                -              14,367
    Loss on unsonsolidated subsidiaries                 212,769         117,636      138,786           70,692           558,359
    Stock issued in exchange for services                   -               -            -                -             138,950
    Stock issued for License and Marketing Agreement        -               -            -                -              80,000
    Warrants issued for services                            -               -            -                -             513,915
    Warrent extensions                                      -               -            -                -          17,890,676
    Inventory deposit-BICO                                  -               -            -                -          (1,000,000)
    (Increase)decrease in prepaid expenses               (8,299)        (12,157)       4,341            5,454            (9,548)
    Decrease(increase) in receivable due from
     BICO subsidiaries                                      -            15,526          -             (4,312)              -
    Increase in accounts payable                         39,595             311       37,864              311            48,357
    Increase(decrease)in accrued payroll and
     withholdings                                       122,171         (45,573)        (188)         (29,796)          167,942
    Increase in other assets                                -               -            -                -             (17,250)
                                                     -------------   -----------    ------------  ------------  ----------------
    Net cash provided by (used in) operating activities (82,512)       (659,514)       6,174         (285,045)      (29,195,789)

Cash flows from investing activities:
 Disposal of property and equipment                         -             -               -            -               175,000
 Purchase of property and equipment                         -             -               -            -              (279,413)
 Investment - MicroIslet, Inc.                              -         (450,000)           -        (350,000)        (1,600,000)
 Investment - Diabecore                                     -         (486,684)           -        (293,948)          (987,468)
 Increase in notes receivable - related parties             -             -               -	       -              (125,000)
 Increase in interest receivable - related parties          -             -               -            -               (13,538)
                                                     ------------    -----------    ------------  ------------  ----------------
    Net cash used in investing activities                   -         (936,684)           -        (643,948)        (2,830,419)

Cash flows from financing activities:
 Advances to BICO                                           -             -               -            -            (7,498,369)
 Repayment of advances to BICO                              -             -               -            -             9,203,493
 Increase (decrease)in advances from BICO, net           82,512      1,483,100        (6,174)       798,835         14,474,433
 Proceeds from issuance of common stock                     -             -               -            -            10,971,834
 Proceeds from issuance of common stock to BICO             -             -               -            -             4,200,000
 Proceeds from warrants exercised                           -             -               -            -               118,066
 Proceeds from treasury stock                               -             -               -            -               (35,000)
 Proceeds from Regulation S                                 -             -               -            -               288,751
 Proceeds from issuance of notes payable                    -             -               -            -               303,000
                                                     ------------    -----------    ------------  ------------  ----------------
   Net cash provided by financing activities             82,512      1,483,100        (6,174)       798,835         32,026,208
                                                     ------------    -----------    ------------  ------------  ----------------
   Net decrease in cash and cash equivalents                -         (113,098)           -        (130,158)              -
   Cash and cash equivalents at beginning of period         -          113,098            -         130,158               -
                                                     ------------    -----------    ------------  ------------  ----------------
   Cash and cash equivalents at end of period       $       -       $     -        $      -       $    -        $         -
                                                     ============    ===========    ============  ============  ================

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

NOTE B - Organization

     The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owns 52% of the stock of the Company as of March 31, 2002. The Company is currently developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure glucose levels in blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 2002 and March 31, 2001, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to March 31, 2002, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,194,390 for the period from July 5, 1989 (inception) to March 31, 2002.

NOTE D - Legal Proceedings

     In April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. The Company continues to submit various scientific, financial and contractual documents in response to their requests.

NOTE E - Investments in Unconsolidated Subsidiaries

     There were no additional investments during the six months ended March 31, 2002 in MicroIslet, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. The Company's ownership percentage as of March 31, 2002 in MicroIslet, Inc. is 20.21%.
When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, the Company's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     There were no additional investments during the six months ended March 31, 2002 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. The Company's ownership percentage as of March 31, 2002 in Diabecore Medical,
Inc. is approximately 24%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

     Both investments are being reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries are capitalized as part of the investment in unconsolidated subsidiaries. These differences had previously been amortized as goodwill over a 5-year period. However, Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of October 1, 2001 and, under this provision, goodwill is no longer amortized. See Note F. The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of March 31, 2002 are as follows:


                 Investment in
Unconsolidated  Underlying Net Assets    Unamortized
  Subsidiary                              Goodwill               Total
                Mar.31,   Sep.30,    Mar.31,    Sep.30,    Mar.31,     Sep.30,
                 2002      2001       2002       2001       2002         2001

MicroIslet,   $      0   $ 11,335 $  786,874  $  966,238 $  786,874  $  977,573
  Inc.

Diabecore      150,625    172,695    556,552     556,552    707,177     729,247
Medical, Inc.
               -------    -------   --------   ----------  ---------   --------
Total         $150,625   $184,030 $1,343,426  $1,522,790 $1,494,051  $1,706,820


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

                      For the six         For the six      From July 5, 1989
                      months ended        months ended     (inception)through
                      Mar. 31, 2002       Mar. 31, 2001    Mar. 31, 2002
                      -------------       -------------    ------------------
Reported net loss     $   (451,164)       $   (902,863)    $  (48,206,457)
Add back: Goodwill
 Amortization                    0             164,739            535,057
Adjusted net loss     -------------       -------------    ------------------
                      $   (451,164)       $   (738,124)    $  (47,671,400)
                      =============       =============    ==================

Earnings per share:
 Reported net loss    $       (.02)       $       (.01)    $        (2.39)
 Add back: Goodwill
  Amortization                 .00                 .00                .03
                      -------------       -------------    ------------------
 Adjusted net loss            (.02)               (.01)             (2.36)
                      =============       =============    ==================

     Based on the Company's current evaluation of these unconsolidated subsidiaries and the status of their projects to date, no impairment of the goodwill associated with these investments is deemed necessary at this time. These assets will continue to be evaluated in future periods to determine if an impairment loss should be recognized.

NOTE G - Subsequent Events

     The clinical trials which were being performed by BICO on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. The clinical trials for the new device are being planned but will be deferred until management determines that adequate funding is available.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     BICO utilizes a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this policy, Diasense had a cash balance of zero at March 31, 2002 and September 30, 2001.

     Prepaid expenses increased from $1,250 to $9,549 during the six months ended March 31, 2002. The increase represents insurance premiums paid in advance of the coverage period.

     The Company's investments in MicroIslet, Inc.and Diabecore Medical, Inc. decreased from $977,573 and $729,247, respectively, as of September 30, 2001, to $786,874 and $707,177, respectively at March 31, 2002. The decreases in these investments represent the Company's recognition of its share of the losses incurred by MicroIslet and Diabecore during the six month period.

     Amounts due to BICO from the Company increased from $3,891,921 as of September 30, 2001 to $3,974,433 as of March 31, 2002. This increase is due to intercompany transfers from BICO to the Company for working capital.

     Accrued payroll and withholdings increased from $45,771 as of September 30, 2001 to $167,942 as of March 31, 2002 because officers of the Company agreed to delay the payment of their salaries.

Results of Operations

     There were no research and development expenses during the six month periods ended March 31, 2002 and 2001 due to the agreed-upon suspension of charges by BICO pursuant to the research and development agreement between the Company and its parent.

     General and Administrative expenses decreased from $263,529 for the three month period ended March 31, 2001 to $52,371 for the three month period ended March 31, 2002 and decreased from $639,522 for the six month period ended March 31, 2001 to $269,445 for the six month period ended March 31, 2002. The decrease was primarily due to a decrease in salaries, administrative staff and administrative overhead.

     Other income was $31,050 during the six-month periods ended March
31, 2002 and 2001. This amount represents rental income, which is charged to BICO and its subsidiaries for their share of the Company's office space.

Other Significant Events

     On February 6, 2002, Anthony J. DelVicario resigned from the Company's Board of Directors due to other obligations and commitments. On April 24, 2002, John F. Steel IV resigned from the Company's Board of Directors due to ongoing responsibilities related to other business commitments precluding him from participation on outside Boards of Directors.

     The clinical trials which were being performed by BICO on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. The clinical trials for the new device are being planned but will be deferred until management determines that adequate funding is available.

     In April 2002, MicroIslet participated in a merger with ALD
Services, Inc.("ALDI"), a publicly traded shell company. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owns approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its trading symbol to MIIS.OB.


PART II -- OTHER INFORMATION

Item 1.		Legal Proceedings
                None.

Item 2.		Changes in Securities
                None.

Item 3.		Defaults Upon Senior Securities
                None.

Item 4.		Submission of Matters to a Vote of Security Holders
                None.

Item 5.		Other Information
                None.

Item 6.		Reports on Form 8-K

                A report form 8-K filed, April 29, 2002 for the event dated April 24, 2002. The items listed were Item 6, Resignation of Registrant's Directors and Item 7(c), Exhibits.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2002.


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