Form 10-Q
period 2002-06-30
DIASENSE INC/PA
filed 2002-08-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended			June 30, 2002

        Commission file number			33-56574


                         DIASENSE, INC.
        (Exact name of registrant as specified in its charter)



      Pennsylvania                                25-1605848
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

As of June 30, 2002, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                    June 30,    September 30,
               ASSETS                                 2002           2001
                                                   (Unaudited)
                                                   -----------    -----------
Current assets
Current assets - prepaid expenses                  $     5,207    $     1,250
                                                   -----------    -----------
Property and equipment - at cost
  Furniture and fixtures                                42,750         42,750
                                                  ------------    -----------
                                                        42,750         42,750
  Less accumulated depreciation                         42,627         40,130
                                                  ------------    -----------
                                                           123          2,620
                                                   -----------    -----------

Other Assets
  Investment in unconsolidated subsidiaries            705,892      1,706,820
  Investment                                           786,874              0
  Security Deposit                                      17,250         17,250
                                                   -----------     ----------
                                                     1,510,016      1,724,070
                                                   -----------     ----------
               TOTAL ASSETS                        $ 1,515,346    $ 1,727,940
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $    37,193     $    8,762
  Accrued payroll and withholdings                     167,942         45,771
                                                   -----------    -----------
               Total current liabilities               205,135         54,533

  Due to BICO                                        4,000,685      3,891,921

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at June 30, 2002 and
   Sep. 30, 2001                                       229,801        229,801
  Additional paid-in capital                        29,960,946     29,960,946
  Warrants                                          15,376,031     15,376,031
  Deficit accumulated during the  development stage(48,257,252)   (47,785,292)
                                                    -----------    -----------
                                                    (2,690,474)    (2,218,514)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $ 1,515,346    $ 1,727,940
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.


                             DIASENSE, INC.
                     (A Development Stage Company)

                  Consolidated Statements of Operations
                              (Unaudited)
                                            For the nine months ended       For the three months ended   From July 5, 1989
                                                    June 30,                          June 30,          (inception) through
                                              2002             2001            2002              2001        June 30, 2002
                                            -------------------------        --------------------------  -------------------
Research and development expenses         $       -        $    -           $       -        $     -        $ 10,556,405

General and administrative expenses            304,481       886,214              35,036        246,692       16,728,837

Warrant extensions                                -             -                   -              -          17,890,676

Technology and patent rights acquired             -           26,006                -            14,996        2,650,000

Interest expense                                  -            1,006                -              -              11,725

Loss on unconsolidated subsidiaries            214,054       196,866               1,285         79,230          559,645

Amortization of goodwill                          -          269,477                -           104,738          535,057

Other income                                   (46,575)      (46,634)            (15,525)       (15,584)        (742,498)

Other expense                                     -             -                   -              -              37,405
                                            --------------------------      ----------------------------   -------------------
         Net loss                         $   (471,960)    $(1,332,935)     $    (20,796)    $ (430,072)    $(48,227,252)
                                            ===========    ===========      =============    ===========   ===================
Net loss per common share                 $      (0.02)    $    (0.06)      $      (0.00)    $    (0.02)    $      (2.38)
                                            ===========    ===========      ==============   ===========   ===================

The accompanying notes are an integral part of this statement.

                            DIASENSE, INC.
                     (A Development Stage Company)

                   Consolidated Statements of Cash Flows
                              (Unaudited)



                                                       For the nine months ended  For the three months ended  From July 5,1989
                                                         June 30,      June 30      June 30,       June 30,  (Inception) through
                                                          2002            2001      2002             2001       June 30, 2002
                                                       ------------------------   --------------------------  ----------------
 Cash flows from operating activities:
  Net loss                                           $ (471,960)    $(1,332,935)   $ (20,796)     $  (430,072)  $   (48,227,252)
  Adjustments to reconcile net loss to net
   cash (used in) operating activites:
    Depreciation                                          2,497           4,280           81            1,413            89,923
    Amortization                                            -           269,477          -            104,738           535,057
    Impairment loss                                         -               -            -                -              14,367
    Loss on unsonsolidated subsidiaries                 214,054         196,866        1,285           79,229           559,644
    Stock issued in exchange for services                   -               -            -                -             138,950
    Stock issued for License and Marketing Agreement        -               -            -                -              80,000
    Warrants issued for services                            -               -            -                -             513,915
    Warrent extensions                                      -               -            -                -          17,890,676
    Inventory deposit-BICO                                  -               -            -                -          (1,000,000)
    (Increase) decrease in prepaid expenses              (3,957)         (6,703)       4,342            5,454            (5,206)
    Increase (decrease) in payable due to BICO              -           828,728          -            (11,086)              -
    Decrease (increase) in receivable due from
     BICO subsidiaries                                      -            11,214          -             (4,312)              -
    Increase in accounts payable                         28,431           7,702      (11,164)           7,392            37,193
    Increase (decrease) in accrued payroll and
     withholdings                                       122,171         (46,069)         -               (496)          167,942
    Increase in other assets                                -               -            -                -             (17,250)
                                                     -------------   -----------    ------------  ------------  ----------------
    Net cash (used in) operating activities            (108,764)        (67,440)     (26,252)        (247,740)      (29,222,041)

Cash flows from investing activities:
 Disposal of property and equipment                         -               -            -                -             175,000
 Purchase of property and equipment                         -               -            -                -            (279,413)
 Investment - MicroIslet, Inc.                              -          (600,000)         -           (150,000)       (1,600,000)
 Investment - Diabecore                                     -          (486,684)         -                -            (987,468)
 Increase in notes receivable - related parties             -               -            -	          -            (125,000)
 Increase in interest receivable - related parties          -               -            -                -             (13,538)
                                                     ------------    -----------    ------------  ------------  ----------------
    Net cash used in investing activities                   -        (1,086,684)         -           (150,000)       (2,830,419)

Cash flows from financing activities:
 Advances to BICO                                           -               -            -                -          (7,498,369)
 Repayment of advances to BICO                              -               -            -                -           9,203,493
 Increase in advances from BICO, net                    108,764       1,041,026       26,252          397,740        14,500,685
 Proceeds from issuance of common stock                     -               -            -                -          10,971,834
 Proceeds from issuance of common stock to BICO             -               -            -                -           4,200,000
 Proceeds from warrants exercised                           -               -            -                -             118,066
 Proceeds from treasury stock                               -               -            -                -             (35,000)
 Proceeds from Regulation S                                 -               -            -                -             288,751
 Proceeds from issuance of notes payable                    -               -            -                -             303,000
                                                     ------------    -----------    ------------  ------------  ----------------
   Net cash provided by financing activities            108,764      1,041,026        26,252          397,740        32,052,460
                                                     ------------    -----------    ------------  ------------  ----------------
   Net decrease in cash and cash equivalents                -         (113,098)          -                -                 -
   Cash and cash equivalents at beginning of period         -          113,098           -                -                 -
                                                     ------------    -----------    ------------  ------------  ----------------
   Cash and cash equivalents at end of period       $       -       $      -        $    -        $       -     $           -
                                                     ============    ===========    ============  ============  ================

The accompanying notes are an integral part of this statement.


                           DIASENSE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

NOTE B - Organization

     The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owns 52% of the stock of the Company as of June 30, 2002. The Company is developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure glucose levels in blood without requiring the user to take a blood sample.

NOTE C - Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 2002 and June 30, 2001, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

     From July 5, 1989 (inception) to June 30, 2002, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,271,956 for the period from July 5, 1989 (inception) to June 30, 2002.

NOTE D - Legal Proceedings

     In April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. As discussed in Note H, subsequent to June 30, 2002, this investigation was concluded with no charges against BICO or its subsidiaries, including Diasense.

NOTE E - Investments

     There were no additional investments during the nine months ended June 30, 2002 in MicroIslet, Inc., an investment interest initially acquired during the fiscal year ended September 30, 2000. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

     The Company's ownership percentage as of March 31, 2002 in MicroIslet, Inc. was 20.21%. When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, the Company's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common shareholder received
3.1255 shares of MicroIslet common stock for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common shareholders maintained their same percentage ownership. Diasense, along with the other MicroIslet shareholders, also approved a merger with ALDI. As a result of the merger, each MicroIslet common shareholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. Because the Company's ownership percentage is now below 20% and because the Company is not represented on the board of directors of MicroIslet, this investment is reported on the cost basis at June 30, 2002 and no longer reported under the equity method. Also, the investment is no longer classified as an investment in an unconsolidated subsidiary as of June 30, 2002. This change in reporting method and classification had no effect on the carrying value of the investment.

     There were no additional investments during the nine months ended June 30, 2002 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. The Company's ownership percentage as of June 30, 2002 in Diabecore Medical, Inc. is approximately 24%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

     Although the investment in MicroIslet is being reported on the cost basis at June 30, 2002, both investments had previously been reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries were capitalized as part of the investment in unconsolidated subsidiaries. These differences had previously been amortized as goodwill over a 5-year period. However, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of October 1, 2001 and, under this provision, goodwill is no longer amortized. See Note F. As discussed above, the investment in MicroIslet of $786,874 at June 30, 2002 and $977,573 at September 30, 2001 is classified as an investment at June 30, 2002 and as an investment in unconsolidated subsidiary at September 30, 2001. The Company's investment in the underlying assets and the unamortized goodwill of each unconsolidated subsidiary as of June 30, 2002 are as follows:

                 Investment in
Unconsolidated  Underlying Net Assets    Unamortized
  Subsidiary                              Goodwill               Total
                Jun.30,   Sep.30,    Jun.30,    Sep.30,    Jun.30,     Sep.30,
                 2002      2001       2002       2001       2002         2001

MicroIslet,   $      0   $ 11,335 $        0  $  966,238 $        0  $  977,573
  Inc.

Diabecore      149,340    172,695    556,552     556,552    705,892     729,247
Medical, Inc.
               -------    -------   --------   ----------  ---------   --------
Total         $149,340   $184,030 $  556,552  $1,522,790 $  705,892  $1,706,820



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



                      For the nine        For the nine     From July 5, 1989
                      months ended        months ended     (inception)through
                      Jun. 30, 2002       Jun. 30, 2001    Jun. 30, 2002
                      -------------       -------------    ------------------
Reported net loss     $   (471,960)       $ (1,332,935)    $  (48,227,252)
Add back: Goodwill
 Amortization                    0             269,477            535,057
                      -------------       -------------    ------------------
Adjusted net loss     $   (471,960)       $ (1,063,458)    $  (47,692,195)
                      =============       =============    ==================

Earnings per share:
 Reported net loss    $       (.02)       $       (.06)    $        (2.38)
 Add back: Goodwill
  Amortization                 .00                 .01                .03
                      -------------       -------------    ------------------
 Adjusted net loss            (.02)               (.05)             (2.35)
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

NOTE G - Clinical Trials

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

NOTE H - Subsequent Events

     On July 26, 2002, BICO announced that the U.S. Attorney's Office for the Western District of Pennsylvania ended its 4-year investigation of BICO and has declined to bring any charges against BICO or its subsidiaries, including Diasense. In addition, three of BICO's officers and directors, Fred E. Cooper, Anthony J. Feola and Glenn Keeling resigned as officers and directors. BICO's board named chief financial officer, Michael P. Thompson, to also act as interim chief executive officer as a search for a new CEO is conducted. Glenn Keeling will continue to serve as an officer and director of BICO's ViaCirq subsidiary. Fred Cooper, former CEO of BICO and Diasense, will act as an outside consultant to focus on transitioning and closing some pending transactions. Anthony Feola is no longer affiliated with Diasense, BICO or its other subsidiaries.

     In connection with their resignations, Mr. Cooper and Mr. Feola gave up their employment agreements with BICO and Diasense. Mr. Keeling gave up his employment agreement with BICO but retained his employment agreement with ViaCirq. By giving up their employment agreements, Mssrs. Cooper, Feola and Keeling released BICO and its subsidiaries, including Diasense, from any obligations under those agreements including those provisions related to severance and change of control.

     On July 31, 2002, Diasense sold 1,000,000 shares of MicroIslet common stock to an individual for $500,000. The purchaser of the stock is not affiliated with the Company, BICO, its subsidiaries or any of its officers or directors. The Company invested a total of $1,600,000 in MicroIslet since January 2002 to obtain a total of 3,465,451 shares. The investment balance was reduced to $786,874 to reflect Diasense's proportionate share of MicroIslet's losses since January 2000. In connection with the July 2002 sale of MicroIslet stock, the Company will recognize a gain of approximately $273,000 and the investment balance will be reduced by approximately $227,000. The $500,000 proceeds from the sale were used to reduce the Diasense payable to BICO.


Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     BICO utilizes a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this policy, Diasense had a cash balance of zero at June 30, 2002 and September 30, 2001.

     Prepaid expenses increased from $1,250 to $5,207 during the nine months ended June 30, 2002. The increase represents insurance premiums paid in advance of the coverage period.


     The Company's investments in MicroIslet, Inc. and Diabecore Medical, Inc. decreased from $977,573 and $729,247, respectively, as of September 30, 2001, to $786,874 and $705,892, respectively at June 30, 2002. The decreases in these investments represent the Company's recognition of its share of the losses incurred by MicroIslet and Diabecore during the nine-month period.

     Amounts due to BICO from the Company increased from $3,891,921 as of September 30, 2001 to $4,000,685 as of June 30, 2002. This increase is due to intercompany transfers from BICO to the Company for working capital.

     Accrued payroll and withholdings increased from $45,771 as of September 30, 2001 to $167,942 as of June 30, 2002 because officers of the Company agreed to delay the payment of their salaries.

Results of Operations

     There were no research and development expenses during the nine-month periods ended June 30, 2002 and 2001 due to the agreed-upon suspension of charges by BICO pursuant to the research and development agreement between the Company and its parent.

     General and Administrative expenses decreased from $246,692 for the three month period ended June 30, 2001 to $35,036 for the three month period ended June 30, 2002 and decreased from $886,214 for the nine month period ended June 30, 2001 to $304,481 for the nine month period ended June 30, 2002. The decrease was primarily due to a decrease in salaries, administrative staff and administrative overhead.

     Other income was $46,575 and $46,634, respectively, during the nine-month periods ended June 30, 2002 and 2001. These amounts represent rental income, which is charged to BICO and its subsidiaries for their share of the Company's office space.

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

     In April 2002, MicroIslet participated in a merger with ALD Services,
Inc. ("ALDI"), a publicly traded company. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owns approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB.

     On July 26, 2002, BICO announced that the U.S. Attorney's Office for the Western District of Pennsylvania ended its 4-year investigation of BICO and has declined to bring any charges against BICO or its subsidiaries, including Diasense. In addition, three of BICO's officers and directors, Fred E. Cooper, Anthony J. Feola and Glenn Keeling resigned as officers and directors. BICO's board named chief financial officer, Michael P. Thompson, to also act as interim chief executive officer as a search for a new CEO is conducted. Glenn Keeling will continue to serve as an officer and director of BICO's ViaCirq subsidiary. Fred Cooper, former CEO of BICO and Diasense, will act as an outside consultant to focus on transitioning and closing some pending transactions. Anthony Feola is no longer affiliated with Diasense, BICO or its other subsidiaries.

     In connection with their resignations, Mr. Cooper and Mr. Feola gave up their employment agreements with BICO and Diasense. Mr. Keeling gave up his employment agreement with BICO but retained his employment agreement with ViaCirq. By giving up their employment agreements, Mssrs. Cooper, Feola and Keeling released BICO and its subsidiaries, including Diasense, from any obligations under those agreements including those provisions related to severance and change of control.

     Prior to their resignations as directors of Diasense, Mssrs. Cooper and Feola appointed Paul W. Stagg as a director of Diasense.

     On July 31, 2002, Diasense sold 1,000,000 shares of MicroIslet common stock to an individual for $500,000. The purchaser of the stock is not affiliated with Diasense, BICO, its subsidiaries or any of its officers or directors. Diasense invested a total of $1,600,000 in MicroIslet since January 2002 to obtain a total of 3,465,451 shares. The investment balance was reduced to $786,874 to reflect Diasense's proportionate share of MicroIslet's losses since January 2000. In connection with the July 2002 sale of MicroIslet stock, Diasense will recognize a gain of approximately $273,000 and the investment balance will be reduced by approximately $227,000.

PART II -- OTHER INFORMATION

Item 1.		Legal Proceedings
   	        None.

Item 2.		Changes in Securities
		None.

Item 3.		Defaults Upon Senior Securities None.

Item 4.		Submission of Matters to a Vote of Security Holders
		None.

Item 5.		Other Information
		None.

Item 6.		Reports on Form 8-K
	        A report form 8-K filed, July 29, 2002 for the event dated July 26, 2002. The items listed were Item 5, Other Events and
	        Item 6, Resignation of Registrant's Directors.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2002.


        			DIASENSE, INC.

	        		By /s/ Michael P. Thompson
		                Michael P. Thompson
			        Interim Chief Executive Officer,
			        Chief Financial Officer (principal
			        executive officer, principal financial
			        officer and principal accounting
			        officer)