Form 10-K
period 2002-09-30
DIASENSE INC/PA
filed 2002-12-27
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

 For the Fiscal Year Ended 09/30/2002 Commission File Number 0-26504

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of November 30, 2002:

          Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of November 30, 2002, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of November 30, 2002, no shares of Preferred Stock were outstanding.
Exhibit index is located on page 31.

                             PART I


Item 1. Business

General Development of Business

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., a wholly owned subsidiary of BICO Inc. BICO currently owns 52% of Diasense.
The focus of our business since our inception has been the research and development of our noninvasive glucose sensor for use by diabetics. Because we ran out of funding, we had to suspend our work on the noninvasive glucose sensor, including our clinical trials. Until we are able to raise funds on our own, we won't be able to re-start the project.

Based on several agreements between us and BICO, we own the patent, marketing and distribution rights to the noninvasive glucose sensor. BICO has the exclusive rights to the research and development and manufacture of the sensor. Those agreements are described more fully in the Intercompany Agreements section.

In July 2002, our former executive officers and directors, Fred
E. Cooper and Anthony J. Feola resigned. At that time, Paul Stagg was appointed as our director and Michael P. Thompson became our interim chief executive officer until his resignation in October 2002. We currently have one executive officer who also functions as our principal accounting officer and our principal financial officer. His name is Stan Cottrell, and he is also currently serving as BICO's executive officer in the same capacities. Mr. Cottrell is also our director, along with Pascal
M. Nardelli. Mr. Nardelli also currently serves as a BICO officer.

During 2000 and 2001, we made investments in two different diabetes-related companies: MicroIslet, Inc., a California company working with Duke University to develop encapsulated insulin for human use; and Diabecore Medical, Inc., a Canadian company working on a new type of insulin. We've sold our interest in MicroIslet, and Diabecore is continuing its research and development project.

Financial Information About Industry Segments

We operate in a single industry segment consisting of the research, development, marketing and sale of biomedical products and devices.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we expressed in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following: the lawsuits pending against us and the possibility that our creditors could force us into bankruptcy, delays or complications in re-starting our ongoing clinical trials, additional delays in obtaining FDA marketing approval of our sensor; our difficulty in raising funds to continue our projects; delays in the manufacture or marketing of our other products and medical devices; our substantial reliance on BICO and BICO's uncertainty of obtaining additional funding; competition and the risk that our noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for the sensor and other medical devices and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of the lawsuits pending against us; our inability to establish a trading market for our common stock; and the dilution of our common stock.

Description of Business

History and Development of the Noninvasive Glucose Sensor

Since we began, we've been working with BICO to develop a noninvasive glucose sensor for diabetics that is able to measure glucose without having to draw blood. Most currently available glucose monitors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. BICO studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to BICO's research team and assigned to Diasense in December 1991. We purchased those patent rights from BICO under a purchase agreement. BICO filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO assigned the rights to that
patent to us.   BICO developed additional concepts to improve the
capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2002, a total of 13U.S. patents and three foreign patents have been issued, with additional patent applications pending. BICO has the right to develop and manufacture sensors based on contracts with us.

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

After discussions with the FDA, we submitted a revised 510(k) Notification in October 1996, which was followed by continued discussions with the FDA. During 1997 and 1998, we continued to meet with the FDA, and established a protocol for in-home testing of the Diasensor 1000. Due to our cash flow problems beginning in 1998, testing did not proceed at the pace originally anticipated, and we suspended the testing all together in the second quarter of 2002.

This model of the Diasensor was named the Diasensor 2000 to differentiate between the earlier models. Based on advice from the FDA, we decided it was in our best interest to submit a PreMarket Approval Application to the FDA, rather than continue with the 510(k) Notification process, in order to seek FDA approval for the Diasensor 2000. In 1999 the FDA implemented a new PMA system. Under the new system, individual modules - or parts - of a PMA submission could be made, as they were ready.

In February 1999 we submitted a PMA shell to the FDA for the Diasensor. In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules must include raw data, laboratory study methods and test results.

The Clinical Trials

In August 1999, we hired Joslin Diabetes Center to help us with our FDA submission. Joslin Diabetes Center designed and began to conduct the clinical trials the FDA requires before they will give us approval to market the sensor. Clinical trials began in October 2000, but we suspended them in the second quarter of 2002 to focus on the new generation sensor. Unfortunately, we ran out of money to fund any part of the project. Until we are able to raise more money, we won't be able to re-start the trials, and even if we do have the money, we may not be able to find suitable sites willing to work with us.

Current Status of the Noninvasive Glucose Sensor

We've had to discontinue our research and development of the Diasensor because we ran out of money to continue funding the project. Until we are able to raise funds, we will not be able to revive the project.

FDA approval is necessary to market the Diasensor in the United
States. In 1999, we also focused additional effort on the European market; since no material sales occurred, we discontinued our European marketing efforts.

Based on contracts between BICO and Diasense, Inc., BICO has the exclusive right to manufacture the noninvasive glucose sensor. Diasense, Inc. will pay BICO for manufacturing, and that's how BICO will make money if we ever successfully market and sell the noninvasive glucose sensor.

We are responsible for the marketing and sales of the noninvasive glucose sensor. If and when we are able to re-start the clinical trials, and if we are able to get FDA approval, we plan to market the noninvasive glucose sensor to diabetics, through their doctors' orders. We may set our prices too high, which will limit our sales, unless we can convince health insurance companies to pay for them. Because the health insurance industry is in a constant state of change, we can't predict whether - when
- or if - we will convince them to pay for our noninvasive glucose sensor or the telemedicine program. We have estimated, based on information from the American Diabetes Association, that there are about 15.7 million diabetics in the United States, but not all diabetics will be suitable users of our noninvasive glucose sensor. Those diabetics who require and benefit from frequent glucose monitoring and whose physicians adjust their insulin dosages based on glucose averages over time make up the potential market for our sensor, and we can't accurately estimate the size of that potential market at this time.

Our ISO Certification

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

Invasive Glucose Sensors

Currently, the majority of diabetics measure their blood glucose levels by using invasive glucose sensors that use two different methods. The simplest method for monitoring blood glucose levels requires the user to prick a finger, arm or leg, draw a drop of blood, and place the blood on a chemically-treated test strip. After a specified amount of time has elapsed, the blood must be blotted or wiped off. After an additional amount of time has elapsed, the color of the test strip is visually compared to that of a color chart, and the glucose level is read from the chart. The second method requires the user of an invasive glucose sensor to draw a drop of blood, and to place the blood on a test strip similar to those described above. Later, the user must wait a prescribed period of time and place the test strip in the invasive glucose sensor, which will display a readout of the blood glucose level. We believe that many of the existing invasive glucose sensors are complicated, time-consuming, prone to user error, inconvenient, unpleasant and entail significant ongoing expenditures by the user for supplies.

We believe that these methods generally yield accuracy levels within plus or minus 25-30 mg/dl of actual glucose levels, depending upon testing conditions. We believe that if our research and development efforts are successful, our noninvasive glucose sensor will have a range of accuracy at least as accurate as currently available invasive glucose sensors.

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

Diabetes

The American Diabetes Association has estimated that diabetes is the seventh leading cause of death in the United States. The ADA also estimates that there are 15.7 million diabetics in the United States, with corresponding estimated annual health care and work loss costs of more than $98 billion, and that about
798,000 people will be diagnosed with diabetes this year.
Diabetics who are stricken with juvenile diabetes, the most severe form of the disease, can survive with insulin injections. However, the quality and length of their lives are generally reduced by problems associated with insulin therapy and by the onset of serious diabetic complications, including blindness, kidney failure, impotence and increased susceptibility to infection.Many tissues of the body normally rely on glucose, a form of sugar, as a source of metabolic energy. Most cells store significant amounts of glucose as glycogen, but certain tissues, especially the brain, depend upon the blood to deliver a continuous supply of glucose. The concentration of glucose in the bloodstream must be controlled within a relatively tight range to maintain normal health. If blood glucose drops too low, causing hypoglycemia, the brain and nervous system stop working properly, thereby causing faintness, weakness, tremulousness, headache, confusion, and personality changes. Severe hypoglycemia can progress to convulsions, coma, and death. If blood glucose rises too high, causing hyperglycemia, there may be excess urine production, thirst, weight loss, fatigue, and in the most severe cases, dehydration, coma, and death. Moreover, hyperglycemia causes damage from chemical reactions between the excess glucose and proteins in cells, tissues, and organs. Over long periods of time, episodes of hyperglycemia are thought to lead to diabetic complications, including blindness, kidney failure, impotence and increased susceptibility to infection.

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

Type I Diabetes. The ADA estimates that there are between 500,000 and 1 million Type I diabetics in the United States.1 Type I Diabetes is caused by the destruction of the pancreatic cells that make insulin, resulting in deficient hormonal control of glucose metabolism and abnormally high blood glucose. High blood glucose levels can lead to coma and death if not adequately controlled.

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

Type II Diabetes. The ADA estimates that there are nearly 10 million diagnosed Type II diabetics in the United States plus another 5 million who are undiagnosed Type II diabetics and people with impaired glucose tolerance, a condition characterized by normal blood glucose levels before eating but a tendency toward hyperglycemia afterward.

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

Diabecore Medical, Inc.

During fiscal 2000 and 2001, we invested in Diabecore Medical, Inc., a Canadian company that is conducting research and working with other research institutions to develop a new type of insulin to treat diabetes. In preliminary studies, this new insulin has demonstrated effectiveness in controlling hyperglycemia without risk of severe hypoglycemia. Laboratory tests indicate that this new insulin, when administered in large doses, extends the duration of insulin action for improved control of glucose levels, rather than producing hypoglycemia. Those tests also have shown the new insulin to be 3 to 4 times less hypoglycemic when compared to presently available insulin. William D. Lougheed and Kusiel Perlman, M.D. are developing Diabecore's insulin with the support of the Research Institute of the Hospital for Sick Children in Toronto, where insulin was discovered, and the Loyal True Blue and Orange Research Institute in Richmond Hill, Ontario. We have invested a total of approximately $987,500 in Diabecore, and own approximately 24% of Diabecore's stock. In 2002, we decided to write down our investment in Diabecore, since we don't believe it has a current market value. We currently have no plans to make further investments in Diabecore.

MicroIslet, Inc.

During fiscal 2000 and 2001, we also invested in MicroIslet, Inc. MicroIslet is a California company that is developing several diabetes research technologies with Duke University that focus on optimizing microencapsulated islets for transplantation. The current research involves the use of microencapsulated pancreatic cells, which are transplanted into diabetic animals. The initial trial on a non-human primate continues to provide very encouraging results. The diabetic animal achieved and maintained normal glucose readings for over one year following the transplant. MicroIslet believes that there are several benefits to using the microencapsulated islets for transplants, rather than transplanting human pancreatic cells. One benefit is the supply; the only source of human cells is from deceased organ donors, and more than one donor is needed for each transplant.
In addition, human transplants involve a serious course of immuno-suppression therapy so the human recipient does not reject the transplanted cells. Dr. Emmanuel Opara, Ph.D. is the director of islet transplantation research at Duke University Medical Center, and he is heading up the research team. We invested a total of approximately $1.6 million in MicroIslet.

During calendar year 2002, we sold all of our MicroIslet stock for a total of $2,070,726.

Net Sales

We have not sold any noninvasive glucose sensors to date.

Research and Development

BICO has discontinued the research and development of our noninvasive glucose sensor because there is no money to continue.

Product Development

BICO's development of other models of the noninvasive glucose sensor was halted because there is no money to fund the project.

Manufacturing

During 2000, we completed production of the Diasensor models needed for our clinical trials. During 2001, we continued our production and inventory buildup of the Diasensor 2000. We never began full scale manufacturing of the Diasensor 2000 because we
haven't received FDA approval.   Based on our manufacturing
agreement, BICO will act as Diasense, Inc.'s exclusive manufacturer of production units of our noninvasive glucose sensor for fifteen years.

In September 1992, BICO entered into a 10-year lease with the Indiana County Board of Commissioners for a 35,000 square foot facility located in Indiana, PA. BICO renovated the facility and ordered the required capital equipment and machinery necessary for assembly operations. During 1999, all of the companies' Indiana, PA operations were moved to this location. During 2002, because BICO failed to make its lease payments on time, the lease went into default and the County obtained a judgment against BICO for approximately $225,000. BICO evacuated part of the space, and has been trying to work out an arrangement with the County to avoid eviction. So far, the County has been willing to work with BICO, but that could change at any time, and BICO could be evicted or locked out. Because we don't have enough money to make the payments due, we have no control over what happens with the facility.

Marketing and Distribution

Without FDA approval, we are unable to begin marketing or distribution of the Diasensor.

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

As of November 2002, a total of 13 U.S. and three foreign patents have been issued, all of which have been assigned to Diasense,
Inc., and additional patents are pending.    Corresponding patent
applications have been filed in foreign countries where we anticipate marketing the noninvasive glucose sensor.

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

Warranties and Product Liability

Our current product liability insurance coverage is $2,000,000 in the aggregate, and we believe that's sufficient due to our sales levels to date, as well as our potential exposure to liability.

Source of Supply

If BICO begins to manufacture the noninvasive glucose sensor, BICO will be dependent upon suppliers for some of the components required to manufacture the device. BICO plans to assemble the devices, but will need to purchase components, including some components that will be custom made for us by certain suppliers. These components will not be generally available, and we may become dependent upon those suppliers, which do provide such specialized products.

Competition

With the rapid progress of medical technology, and in spite of continuing research and development programs, our developmental products are always subject to the risk of obsolescence if some other company introduces a better product or technique. We are aware that other research groups have developed noninvasive glucose sensors, and that others are still in the research & development phase, but we have limited knowledge about the actual technology or the stage of development for most of our competitors. We face the risk that some other group will complete the development of their device and penetrate the market
before we do.   If that happens, there is a significant chance
that even if we receive FDA approval, our sensor will not be successful because marketing efforts started too late. We don't believe there is any other company currently producing or marketing noninvasive sensors for the measurement of blood glucose that use the same technology as we do. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations.

If we are able to bring our Diasensor to the market, it will compete with existing invasive glucose sensors. Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, we can't assure that it will succeed. Most currently available invasive glucose sensors yield accuracy levels of plus or minus 25% to 30%, range in price from $80 to $200, not including monthly costs for disposable supplies and accessories, and are produced and marketed by eight to ten sizable companies. Those companies include Bayer, Inc., Boehringer Mannheim Diagnostics, and Lifescan, an affiliate of
Johnson & Johnson.    In addition, Abbott Laboratories introduced
a new test in 2001 that allows diabetics to draw blood from areas other than their fingers, such as from their arms. Abbott's Sof-Tac test is part of their MediSense product line.

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

During 2001 and 2002, Cygnus of Redwood, California received various FDA approvals, including for assembly and manufacturing for its GlucoWatch Biographer system that draws glucose through the skin through an electric needle. The glucose triggers a reaction in a disposable pad. Although Cygnus claims that its device is noninvasive, the fact remains that, in addition to the use of electrical charges to draw fluid through the skin, each person must use finger prick technology to set and use the device. Cygnus launched the product in 2002, and received FDA approval to market to children in August 2002. The device itself costs approximately $600, plus disposables that must be replaced every twelve hours and cost $4-5 each. We believe that the device does not work for everyone, especially those who perspire, and produces side effects including skin rashes that make regular use difficult for some patients. We were interested to learn that the FDA panel accepted Cygnus' use of the same error grid data analysis - a specific method for displaying data - that the FDA rejected when we used it for our own panel review. At this point, we can't determine what effect, if any, the GlucoWatch Biographer will have on our marketing or sales potential, because we don't know how successful it will be, and we don't know how soon, if ever, we will be able to bring our device to market.

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

Financial Information About Foreign and Domestic Operations and
Export Sales

Our operations are located in the United States of America.

Item 2. Properties

Due to cash flow problems, we sold our office condominium in 1999, and we now lease the same space for our administrative offices. BICO and its subsidiaries continue to lease a portion of the office at a monthly rental amount of $5,175 plus one-half of the utilities. We are behind in our rent payments, and so is BICO. So far, we have been able to work with our landlord, but the space is listed for rent, and we could be asked to vacate, or be evicted or locked out, at any time.

We believe that our existing facilities will be sufficient to meet our needs through Fiscal 2003. If we require additional space, we believe such space will be available at reasonable commercial rates, as long as we have the funds to pay for it.

Item 3. Legal Proceedings

In May 1996, we, along with BICO and BICO's individual directors, including David Purdy, Fred Cooper, and Anthony J. Feola, who were also our officers and directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and BICO paid an aggregate of $3,475,000. The final payments were made in 2002, and we consider the case to be closed.

In April 1998, we, along with our corporate affiliates, were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the U.S. District Court for the Western District of Pennsylvania. In July 2002, we received notice that the investigation was concluded with no charges brought against us, BICO or its other subsidiaries. Fred
E. Cooper, our former CEO and a director, plead guilty to individual violations and will be sentenced during the first quarter of 2003.

We are approximately four months behind on our rent, and our landlord has listed our space in order to find a new tenant. No formal legal proceedings have begun, but our landlord does have the right to evict us, to accelerate the remaining amounts due on our lease, which would total approximately $25,000, and to bring suit against us. So far, we have been able to work with our landlord, but we don't know how much longer that will continue.

BICO is the subject of many lawsuits, and although we are not named in those lawsuits, there are enough creditors to put BICO into bankruptcy. If they do, or if BICO files for bankruptcy - and we don't have any control over whether that will happen or not - we will probably end up in bankruptcy as well.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                            PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

We were incorporated in the Commonwealth of Pennsylvania on July 5, 1989. We have the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of November 30, 2002, 22,980,051 shares of common stock were outstanding. No shares of preferred stock are outstanding. As of November 30, 2002, there were currently exercisable warrants outstanding to purchase 9,975,800 shares of our common stock at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through April 23, 2006.

As of November 30, 2002, we had approximately 600 holders of record for our common stock and no holders of record for our preferred stock.

Our stock is not currently listed on any stock exchange or market. We currently act as our own registrar and transfer agent for our common stock and warrants. There has never been an established public trading market for our common stock.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to cumulative voting rights in the election of directors. In cumulative voting, the holders of common stock are entitled to cast, for each share held, the number of votes equal to the number of directors to be elected. A holder may cast all of his or her votes for one nominee or distribute them among any number of nominees for election. Subject to any preferences that may be granted to any holders of preferred stock, the holders of common stock are entitled to receive, on a pro rata basis, dividends out of funds legally available for distribution, when and if declared by the board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation, dissolution or winding-up. The holders of common stock have no preemptive, redemption or conversion rights. The shares of our common stock currently outstanding are fully paid and nonassessable.

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

Warrants

As of November 30, 2002 there were outstanding warrants, all of which are currently exercisable, to purchase 9,975,800 shares of our common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates ranging from December 2, 2002 to April 23, 2006. During fiscal 2002, no warrants were granted. The warrants were issued to our directors, officers and employees and to certain other persons for certain goods and services transferred or rendered to us and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. We may not redeem the warrants prior to their expiration.

Employment Agreement Provisions Related to Changes in Control

We no longer have any employment agreements.

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from our audited consolidated financial statements. These financial statements have been audited by Goff Backa Alfera & Company, LLC, for the twelve-month periods ended September 30, 2002, 2001, 2000, 1999, 1998; and by our previous auditors,
Thompson Dugan, P.C, for the twelve-month periods ended September 30, 1997, 1996, 1995 and 1994, the reports of all of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and related notes thereto included elsewhere in this report.

                FISCAL YEARS ENDED SEPTEMBER 30th

                 2002         2001         2000          1999        1998

 Total        $  161,608   $1,727,940   $1,299,610   $   38,324   $  292,322
 Assets

 Total
 Liabilities  $2,841,225   $3,946,454   $1,817,760   $   91,214   $   92,327

 Working
 Capital
 (Deficit)   ($2,679,617) ($3,945,204) ($1,704,662) ($   84,559) ($   44,724)


 Total
 Revenues     $        0   $        0   $        0   $        0   $        0

 General and
 Administrative
 Expenses     $  356,230   $1,195,550   $1,956,676   $1,352,567   $  669,764


 Warrant
 Extensions   $        0   $        0   $        0   $    6,333   $   25,000

 Benefit
 (Provision)
 for Income
 Taxes        $        0   $        0   $        0   $        0   $       0


 Net Loss    ($  461,103) ($1,755,563) ($  695,438) ($  487,756) ($2,914,329)

 Net Loss
 per Common
 Share:
   Basic         ($.02)         ($.08)       ($.03)       ($.02)      ($.13)
   Diluted       ($.02)         ($.08)       ($.03)       ($.02)      ($.13)

 Cash Dividends
 per share:
  Preferred        $ 0            $ 0          $ 0          $ 0         $ 0
  Common           $ 0            $ 0          $ 0          $ 0         $ 0



Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We operate on a fiscal year ended September 30th. Therefore, years are referred to as fiscal years; for example, the year from October 1, 2001 through September 30, 2002 is referred to as fiscal 2002.

Forward-Looking Statements

In addition to Part I of this Form 10-K, this Management's
Discussion and Analysis section also contains the type of forward-looking statements we discussed on page 2. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

During the year ended September 30, 2002 funds were transferred to Diasense from BICO to provide working capital. These funds were used in operating activities. In January 2001, BICO adopted a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this change in policy, Diasense had a cash balance of zero at September 30, 2002 and 2001. The net effect of these transactions was to decrease cash from $113,098 at September 30, 2000, to zero at September 30, 2001, and 2002.

In fiscal 2002, we paid rent for our office space at 2275 Swallow Hill Road. BICO and its other subsidiaries use part of that space for their offices. At September 30, 2002, the subsidiaries' portion of the rent was shown as zero as compared to $19,838 at September 30, 2001 as amounts due from subsidiaries
of BICO on our balance sheet.    Beginning in 2002, we began to
get behind on our rent payments due to our cash flow problems, as well as BICO's cash flow problems. As of September 30, 2002, we are still around four months behind on our rent, totaling about $25,000, and although our landlord has been working with us, the space is listed for rental, and if a new tenant wants the space, we will need to vacate. Because we have suspended our operations, and we have no employees, we will probably be dependent upon BICO to secure space for us to use. BICO may be unable to do that.

During fiscal 2001, we made investments in unconsolidated subsidiaries, but we didn't make any investments in 2002. In 2001, we invested an additional $700,000 in MicroIslet, Inc.; a company working with Duke University on diabetes research technologies that focus on optimizing microencapsulated islets for transplantation. The project is in the research and development phase. As of September 30, 2001, we had invested $1,600,000 in Microislet and owned approximately 20.2% of this company. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. During fiscal 2002, we sold 2,758,772 shares of our MicroIslet stock for a total of $1,379,386. As of September 30, 2002, we still held 706,679 shares in MicroIslet. We sold the rest of our MicroIslet stock in December 2002, and we discuss it at the end of this section.

During 2001, we also increased our investment in Diabecore Medical, Inc. Diabecore is a company in Toronto working with other research institutions to develop a new insulin to treat diabetes. In fiscal 2001, we invested $486,684 increasing the total amount invested to $987,468 and our ownership in this company to approximately 24%. This project is also in the research and development phase. At the end of fiscal 2002, we wrote down our investment in Diabecore because we don't believe it has a current market value. We are hopeful that Diabecore will complete its research and development and that our investment will be worth more in the future.

In July 1995, BICO and Diasense, Inc. agreed to suspend billings, accruals and payments due under the Research and Development
Agreement pending the FDA's review of the Diasensor 1000.   The
suspension continued during fiscal 2002, so no amounts are due or being accrued based on the R&D Agreement.

During fiscal 1998, we made allowances for doubtful accounts, including amounts owed to us from BICO. During fiscal 1999 and 2000 we reduced the allowance for doubtful accounts to reflect repayments made by BICO. These allowances were recorded based upon the financial position of BICO in fiscal 1998. BICO repaid all advances as of September 30, 2000.

We entered into employment agreements with Fred E. Cooper and David L. Purdy effective November 1, 1994. In November 2000 Mr. Purdy resigned from Diasense and BICO effective as of February 2001. In July 2002, Mr. Cooper resigned from Diasense, and he gave up all of his rights under that employment contract, along with all other claims against Diasense, which includes any claims for accrued payroll.

Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In recent years, we've been dependent upon BICO to support all our sensor-related activity, but BICO is in serious financial trouble and can't support us any more. We've had to stop all our activity, and we won't be able to re-start it unless we can raise our own money.

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and no revenue to support our operations. In the past, we obtained cash to fund our operations by selling securities - but we haven't been able to continue because there is no market for our common stock. Beginning in 1997, we became dependent on BICO to sell stock to raise money to support us, but beginning in late 2001, BICO's own ability to raise cash began to suffer. BICO is now in serious financial trouble, and could be put into bankruptcy by its creditors at any time. Not only does that mean BICO can no longer support us, but if BICO goes bankrupt, we will probably get pulled into the bankruptcy as well. Since we have suspended our work on the noninvasive glucose sensor project, and we have no full-time employees, we will need funds to pay for our quarterly and annual reports, and our rent, as long as our lease is still effective. We estimate that our cash needs will be approximately $50,000 for the twelve months ended December 31, 2003. Because we're not sure - and our auditors are not sure - how long we can continue, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern.

If we or BICO are not able to obtain additional financing or if that additional financing is insufficient, we will be required to cease operations and the development of the noninvasive glucose sensor permanently.

Results of Operations

During fiscal 2002, 2001 and 2000, research and development expenses were zero due to the agreed-upon suspension of charges and billings by Diasense, Inc. and BICO under the Research and Development Agreement.

General and administrative expenses totaled $356,230 during fiscal 2002, as compared to $1,195,550 during fiscal 2001, and $1,956,676 during fiscal 2000. The decrease resulted primarily from decreased personnel costs, including the release of claims by Mr. Cooper and Mr. Feola, and Mr. Purdy's departure. Our salaries to executive officers decreased from approximately $1.1 million in 2000 to $885,000 in 2001 to $60,000 in 2002.

In fiscal 2002, we recognized a gain of $752,972 when we sold some of our MicroIslet stock. Those funds were used to offset the amounts we owe BICO.

During fiscal 2002, 2001 and 2000, other income of $62,100 in 2002 and $62,100 in 2001 and 2000 was from rental income, all of which is charged to BICO and its subsidiaries for their share of our 2275 Swallow Hill Road office space.

During fiscal 2000, we recognized $1,458,809 in recovery of doubtful accounts when BICO repaid amounts due. Those amounts had been part of the fiscal 1998 charge of $2,282,479 to a provision for doubtful accounts, because BICO's financial position at that time indicated we might not receive the money back from BICO.

During fiscal 2000 and 2001, we extended 2,428,050 and 1,147,750 warrants, respectively. The warrants were originally granted to certain officers, directors, employees and consultants in 1990 through 1996, with expiration dates from 1995 through 2001, and exercise prices between $.50 and $3.50 per share. Rather than letting the warrants expire, we extended them. Because there was no increase in the value of the warrants over the value recorded at the time the warrants were originally granted, no expense was recognized for the warrant extensions. We did not extend any warrants in fiscal 2002.

We had losses from our unconsolidated subsidiaries, Diabecore
Medical and MicroIslet, during fiscal 2002, 2001 and 2000.    The
losses of $229,821 in fiscal 2002, $240,166 in fiscal 2001 and $105,425 in fiscal 2000 resulted because we absorbed part of the losses incurred by Diabecore and MicroIslet. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Income Taxes

As of September 30, 2002, we had approximately $26.6 million in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2021. We also have federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013.

Supplemental Financial Information (unaudited)

In December 2002, we sold the balance of our MicroIslet stock, 706,679 shares, for $691,340.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear on pages F-1 through F-23.

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

PART III

Item 10. Directors and Executive Officers

As of September 30, 2002, our directors and executive officers were as follows:

                               Director
        Name           Age      Since         Positions Held

Michael P. Thompson    52                     Chief Financial Officer,
                                              Interim Chief Executive
                                              Officer

Paul W. Stagg          56        2002         Director




MICHAEL P. THOMPSON, 51, joined us and BICO as our interim chief financial officer in August 2000, and was elected chief financial officer by our board of directors and BICO's board of directors in January 2001. In August 2002, he was appointed interim Chief Executive Officer. Prior to joining us, he was a partner in Thompson Dugan, P.C., the CPA firm that served as our outside auditors until August 2000, when Mr. Thompson joined us as interim CFO. He has been a CPA for over 25 years. He resigned as our interim CEO and CFO on October 25, 2002.

PAUL W. STAGG, 56, was appointed to our board of directors in July 2002. Mr. Stagg is the owner of P.C. Stagg, LLC. Prior to his current position, he was the marketing manager for the Wholesale Division of First Financial Resources, Inc., where he was responsible for marketing, underwriting, sorting and coordinating various types of financing for institutional investors.

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


In December 2002, Paul Stagg resigned as our director, and Stan Cottrell and Pascal M. Nardelli joined our board of directors. Mr. Cottrell is also our current CEO, and the CEO of BICO. He is also on the BICO board of directors. Mr. Nardelli is a BICO officer.

Item 11. Executive Compensation

Normally, the following table would set forth information concerning the annual and long-term compensation for services in all capacities for the Fiscal Years ended September 30, 2002, 2001, and 2000 of those persons who were, at September 30, 2002:
(i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers whose remuneration exceeded $100,000.

Michael P. Thompson, who was appointed our interim chief executive officer in August 2002, did not receive any compensation from Diasense. Fred E. Cooper and Anthony J. Feola resigned as officers and directors of Diasense in July 2002. The figures for 2002 indicate the amounts they were paid from October 1, 2002 through their departure in July 2002. At the time of their resignations, they gave up all claims to any accrued payroll.


             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                           ($)    Warrants
Position                                                   (number of
                                                           shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          2002  $  41,417    $ 0         $ 0        0                       $ 0
Cooper,          2001  $ 497,000    $ 0         $ 0        138,000(4)              $ 0
CEO (5)          2000  $ 465,750    $ 0         $ 0        713,500(3)(4)           $ 0
-----------------------------------------------------------------------------------------------
Anthony J.       2002  $  18,750    $ 0         $ 0        0                       $ 0
Feola (6)        2001  $ 225,000    $ 0         $ 0        100,000(4)              $ 0
                 2000  $ 193,750    $ 0         $ 0        200,000(3)              $ 0
-----------------------------------------------------------------------------------------------


(1) We do not currently have a Long-Term Incentive Plan or LTIP, and no payouts were made under any LTIP during the years 2002, 2001 or 2000. Except as noted in Note (3) below, the Named Executives were awarded warrants to purchase the number of shares of our common stock set forth in the table above in each of the years noted. We have no retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

(2) During the years ended September 30, 2002, 2001 and 2000, the Named Executives received medical benefits under our group insurance policy.

(3) We did not grant any warrants to the named executives during Fiscal 2002 or 2001. In Fiscal 2000, we granted warrants to the named executives as follows: Fred E. Cooper received warrants to purchase 500,000 shares of our common stock at $.50 per share until April 4, 2005, and Anthony J. Feola received warrants to purchase 200,000 shares of our common stock at $.50 per share until April 4, 2005.

(4) During Fiscal 2001 and 2000, we extended warrants previously issued to the named executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the named executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes. However, the extended warrants did not appear in the "Option/Warrant Grant" Table, since, at the time of the extension, the exercise price of the warrants, which remained unchanged at $1.00 per share for the warrants extended in Fiscal 2000, and $.50 per share for the warrants extended in Fiscal 2001, was greater than or equal to the designated "market price" of the common stock, assumed to be $.50 per share, although there is currently no public trading market for the common stock. During Fiscal 2001, Fred E. Cooper's warrants to purchase 138,000 shares of our common stock at $.50 per share were extended until April 24, 2004; and Anthony J. Feola's warrants to purchase 100,000 shares of our common stock at $.50 per share were extended until April 24, 2004. During Fiscal 2000, Fred E. Cooper's warrants to purchase 213,500 shares of our common stock at $1.00 per share were extended until January 27, 2003.

(5) In addition, Mr. Cooper was paid salary and bonuses aggregating approximately $181,667 - which includes $15,000 in consulting fees, $692,000 and $642,000 by BICO and its other subsidiaries during calendar years 2002, 2001 and 2000, respectively.

(6) In addition, Mr. Feola was paid salary and bonuses aggregating approximately $109,071, $558,850; and $408,850 by BICO during calendar years 2002, 2001 and 2000, respectively.

          Option/Warrant/SAR Grants in Last Fiscal Year

We did not grant any options, warrants or SARs to any of the named executives during fiscal 2002.

  AGGREGATED OPTION/WARRANT/SAR EXERCISES IN LAST FISCAL YEAR
       AND FISCAL YEAR-END OPTION/WARRANT/SAR VALUE TABLE

                                       Number of        Value of
                                       Securities       Unexercised
                                       Underlying       In-the-
                                       Unexercised      Money
                                       Options/SARs     Options/SARs
                                       at FY-End(#)     at FY-End($)


Name              Shares       Value      Exercisable/     Exercisable/
                  Acquired     Realized   Unexercisable    Unexercisable
                  on Exercise  ($)(3)     (4)              (5)
                  (#)(1)(2)


Fred E. Cooper       -0-         -0-       1,680,045(6)     $ 0

Anthony J. Feola     -0-         -0-       1,000,000(7)     $ 0

Michael P. Thompson  -0-         -0-         200,000(8)     $ 0
__________________

(1) This figure represents the number of shares of common stock acquired by each named executive upon the exercise of warrants.

(2) During the fiscal year ended September 30, 2002 none of the named executives exercised any warrants to purchase common stock.

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

(8) Includes warrants to purchase 200,000 shares of common stock at $.50 per share until April 23, 2006.

Employment Agreements. We no longer have any employment agreements. We entered into employment agreements with Fred E. Cooper and David L. Purdy effective November 1, 1994. , In November 2000, Mr. Purdy resigned effective February 2001. In December 2001, we amended our agreement with Mr. Cooper and he agreed to waive his salary from January 1, 2002 through December 31, 2002; Mr. Cooper then resigned as our officer and director in July 2002, and gave up all of his rights under his employment agreement.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management
                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Bico, Inc.             11,975,000         52.1%      11,975,000       52.1%
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA  15220

Michael P. Thompson             0            *          200,000(5)     *
Building 2500, 2nd Floor
2275 Swallow Hill Rd.
Pittsburgh, PA 15220

All directors and               0            *          200,000(6)     *
executive officers
as a group (3 persons)

* Less than one percent
________________________

(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of September 30, 2002, which was 22,980,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 2002. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 2002 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

(5) Includes currently exercisable warrants to purchase 200,000 shares of our common stock at $.50 per share until April
     23, 2006.

(6) Includes shares of common stock, including stock currently owned, available under currently exercisable warrants as set forth above.

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

Employment Relationships

Michael P. Thompson, our chief financial officer, and interim CEO until October 25, 2002, was also the CFO for BICO and Petrol Rem, and he served on ViaCirq's board of directors.

Stan Cottrell, who is now our CEO and a member of our board of directors, is also the CEO and chairman of the board for BICO and ViaCirq.

Pascal M. Nardelli, who is now on our board of directors, is a BICO officer and a member of the Petrol Rem board of directors.

Leases and Property

We rent an office condominium at 2275 Swallow Hill Road in Pittsburgh, PA. BICO and its other subsidiaries have their Pittsburgh offices in the same office condominium and pay us rent in the amount of $5,175 per month plus one-half of the utilities. We are currently approximately four months behind on our rent, in the amount of approximately $25,000. Although our landlord has been working with us, we could be evicted or asked to vacate at any time.

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

Warrants

During Fiscal 2000 through Fiscal 2002, we issued the following warrants to our officers and directors:

On April 4, 2000, we issued warrants to purchase our common stock at $.50 per share until April 4, 2005 to: Fred Cooper: 500,000 shares; David Purdy: 500,000 shares; Anthony J. Feola: 200,000 shares; and Patrick O'Neill: 25,000 shares.

On April 23, 2001, we issued warrants to Michael Thompson to purchase 200,000 shares of our common stock at $.50 per share until April 23, 2006.

Investments and Loans

Beginning in 2000 and through fiscal 2002, we invested a total of $1.6 million in MicroIslet, Inc. One of our former directors, John Steel, is the president of MicroIslet. During calendar year
2002, we sold all of our MicroIslet stock for a total of $2,070,726.

Beginning in 2000 and through 2002, BICO invested a total of $1 million in American Inter-Metallics. One of our former directors, Anthony DelVicario, is the president of American Inter-Metallics. In addition, BICO loaned Mr. DelVicario money that was converted into an $114,000 loan. The loan is secured by American Inter-Metallics' assets and is currently due.

                            PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K


1.   Consolidated Financial Statements

The consolidated financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.


(a)  Consolidated Financial Statements                           Page

     Report of Independent Accountants Goff Backa Alfera &
     Company, LLC....                                            F-1

     Consolidated Balance Sheets as of September 30, 2002;
     September 30, 2001. ...                                     F-3

     Consolidated Statements of Operations For the Fiscal
     Years Ended September 30, 2002, 2001, 2000; and July
     5, 1989 (inception) through September 30, 2002..            F-4

     Consolidated Statements of Changes in Stockholders'
     Equity for the Fiscal Years Ended September 30, 2002,
     2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994; 1993;
     1992; the 12 months ended December 31, 1991, 1990,
     and from July 5, 1989 (inception) through December
     31, 1989 . . . . .                                          F-5

     Consolidated Statements of Cash Flows for the Fiscal
     Years Ended September 30, 2002, 2001, 2000; and July 5,
     1989 (inception) through September 30, 2002.                F-6

     Notes to Consolidated Financial Statements for the
     Fiscal Year Ended September 30, 2002........                F-7

2.   Exhibits

(a)  Reports on Form 8-K

     Diasense filed a Form 8-K on December 20, 2002 for the event dated December 19, 2002.

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

10.11(2)  Letter of Resignation of director C. Terry Adkins

10.12(3)  Letter of Resignation of director Patrick H. O'Neill

10.13(4)  Letter of Resignation of director David L. Purdy

10.14     Amendment to Employment Agreement between Diasense, Inc.
          and Fred E. Cooper

10.15(5)  Letter of Resignation of director Anthony J. DelVicario

10.16(6)  Letter of Resignation of director John F. Steel,IV

10.17(7)  Letters of Resignation of directors Fred E. Cooper  and
          Anthony J. Feola

10.18(8)  Letter of Resignation of director Paul W. Stagg

(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-82796.
(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.
(3) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.
(4) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.
(5) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated February 11, 2002
(6) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated April 29, 2002
(7) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed July 29, 2002
(8) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed December 20, 2002


                           SIGNATURES

Based on the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December 2002.

                                   DIASENSE, INC.

                                   By:    /s/ Stan Cottrell
                                              Stan Cottrell, Director,
                                              principal executive
                                              officer, principal
                                              accounting officer and
                                              principal financial
                                              officer

Based on the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title               Date


 /s/Pascal M. Nardelli        Director            December 23, 2002
    Pascal M. Nardelli




               Goff, Backa, Alfera & Company, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                     3325 Saw Mill Run Blvd.
                         Pittsburgh, Pa

       Report of Independent Certified Public Accountants


Board of Directors
Diasense, Inc.


We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2002, and for the period from July 5, 1989 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of Diasense, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, and for the period from July 5, 1989 (inception) through September 30, 2002, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 2002 and from July 5, 1989 (inception) through September 30, 2002 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

In addition, as discussed in notes B and H, the Company is dependent upon its parent, BICO, Inc. to continue to perform and fund contractual arrangements related to research, development and manufacturing activities of products for the Company. There has been and continues to be substantial doubt about BICO's ability to continue as a going concern due to their recurring losses from operations and negative cash flow. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Goff, Backa, Alfera & Company, LLC
Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
December 18, 2002

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  September 30,   September 30,
               ASSETS                                 2002           2001
                                                   -----------    -----------
Current assets
  Prepaid expenses                                 $       868    $     1,250
                                                   -----------    -----------
Property and equipment - at cost
  Furniture and fixtures                                42,750         42,750
                                                  ------------    -----------
                                                        42,750         42,750
  Less accumulated depreciation                         42,709         40,130
                                                  ------------    -----------
                                                            41          2,620
                                                   -----------    -----------

Other Assets
  Investment in unconsolidated subsidiaries (note C)         -      1,706,820
  Investment (note C)                                  160,461              0
  Security Deposit (note E)                                238         17,250
                                                   -----------     ----------
                                                       160,699      1,724,070
                                                   -----------     ----------
               TOTAL ASSETS                        $   161,608    $ 1,727,940
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $    43,099     $    8,762
  Due to BICO (notes A and H)                        2,630,184      3,891,921
  Accrued payroll and withholdings (note H)            167,942         45,771
                                                   -----------    -----------
               Total current liabilities             2,841,225      3,946,454

Commitment and Contingencies (notes B and I)

Stockholders' equity (deficiency) (note J)
  Preferred stock, 1,000,000 shares authorized,
   none issued.
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Sept. 30, 2002 and
   Sep. 30, 2001                                       229,801        229,801
  Additional paid-in capital                        30,018,353     29,960,946
  Warrants                                          15,318,624     15,376,031
  Deficit accumulated during the  development stage(48,246,395)   (47,785,292)
                                                    -----------    -----------
                                                    (2,679,617)    (2,218,514)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $   161,608    $ 1,727,940
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2002    September 30, 2001  September 30, 2000   September 30, 2002
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
 (notes A, G, and H)                       $       -            $       -             $      -             $ 10,556,405

General and administrative expenses             356,230            1,195,550            1,956,675            16,780,586

Provision for (recovery of) doubtful
 accounts(note G)                                  -                    -              (1,458,809)                 -

Warrant extensions (note J)                        -                    -                    -               17,890,676

Technology and patent rights acquired (note H)     -                    -                    -                2,650,000

Interest expense                                   -                   1,196                 -                   11,725

Loss on unconsolidated subsidiaries (note C)    229,821              240,166              105,425               575,412

Impairment Loss (note C)                        690,124                 -                    -                  690,124

Amortization of Goodwill (note D)                  -                 380,810              154,247               535,057

Other income - (note E)                         (62,100)             (62,159)             (62,100)             (758,023)

Other expense                                      -                    -                    -                   37,405

Gain from sale of MicroIslet Stock (note C)    (752,972)                -                    -                 (752,972)
                                           --------------       --------------       --------------       ---------------
Net loss                                   $   (461,103)        $ (1,755,563)         $  (695,438)       $  (48,216,395)
                                           ==============       ==============       ==============       ===============
Net loss per common share (note A)         $      (0.02)        $      (0.08)         $     (0.03)       $        (2.51)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Note J)

       For the period July 5, 1989 (inception) through September 30, 2002


                                                                                                           Deficit     Total
                                                                                                        Accumulated    Stock-
                                                                       Common    Additional              During the    Holders'
                                                  Common    Stock      Stock      Paid-in               Development    equity
                                                  Shares    Amount   Subscribed   Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in
   connection with obtaining License and
   Marketing Agreement                           8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -      -       4,625,000            -    4,625,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -      -           -      (10,336,514) (10,336,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,665,315  (26,349,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,640,468            -    7,640,468
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -  1,361,047           -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,018,258)  (9,018,258)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 26,982,811  12,305,783  (35,367,369)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,899,658  (41,932,206)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Warrants expired                                        -         -          -  2,400,000  (2,400,000)           -            -
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,292,071  15,524,658  (44,846,535)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -       6,333            -        6,333
 Warrants expired                                        -         -          -    377,625    (377,625)           -            -
 Net Loss                                                -         -          -          -           -     (487,756)    (487,756)
                                                ---------- --------- ---------- ----------  ----------    ---------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 29,669,696  15,381,904  (45,334,291)     (52,890)

 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Warrant expired                                         -         -          -    291,250    (291,250)           -            -
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$29,960,946 $15,320,832 $(46,029,729) $  (518,150)

 Warrants issued for services                            -         -          -          -      55,199            -       55,199
 Warrant extensions                                      -         -          -          -           -            -            -
 Warrant expired                                         -         -          -          -           -            -            -
 Net Loss                                                -         -          -          -           -   (1,755,563)  (1,755,563)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2001                  22,980,051  $229,801 $        -$29,960,946 $15,376,031 $(47,785,292) $(2,218,514)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
 Warrant expired                                         -         -          -     57,407     (57,407)           -            -
 Net Loss                                                -         -          -          -           -     (461,103)    (461,103)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2002                  22,980,051  $229,801 $        -$30,018,353 $15,318,624 $(48,246,395) $(2,679,617)
                                                ========== ========= ========== ==========  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Note J)

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended   (inception) thru
                                         September 30, 2002    September 30, 2001  September 30, 2000   September 30, 2002
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net loss                                   $    (461,103)        $ (1,755,563)       $   (695,438)       $  (48,216,395)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                      2,579               5,692                6,107                90,005
  Amortization                                        -               380,810              154,247               535,057
  Provision for (recovery of)doubtful
    accounts                                          -                   -             (1,458,809)                  -
  Impairment loss                                 690,124                 -                    -                 704,491
  Gain on sale of MicroIslet stock               (752,972)                -                    -                (752.972)
  Loss on unconsolidated subsidiaries             229,821             240,166              105,425               575,412
  Stock issued in exchange for services               -                   -                    -                 138,950
  Stk issued for License & Marketing Agreement        -                   -                    -                  80,000
  Warrants issued for services                        -                55,199              230,178               513,915
  Warrant extensions                                  -                   -                    -              17,890,676
  Inventory deposit - BICO                            -                   -                    -              (1,000,000)
  (Increase) decrease in prepaid expenses             382              (1,250)                 130                  (868)
  (Increase)decrease in rec. due from BICO Sub.       -                19,838              (19,838)                  -
  Increase in accounts payable                     34,337               8,762                  -                  43,099
  Increase (decrease) in accrued payroll
    and withholdings                              122,171             (46,069)                 626               167,942
  (Increase) decrease in other assets              17,012                 -                    -                    (238)
                                               -------------        -------------     -------------        -------------
Net cash used in operating activities            (117,649)         (1,092,415)          (1,677,372)          (29,230,926)

Cash flows from investing activities:
  Disposal of property and equipment                  -                   -                    -               175,000
  Purchase of property and equipment                  -                   -                    -              (279,413)
  Investment - MicroIslet                             -              (700,000)            (900,000)         (1,600,000)
  Investment - Diabecore                              -              (486,684)            (500,784)           (987,468)
  Proceeds from sale of MicroIslet stock        1,379,386                 -                    -             1,379,386
  (Increase)in notes rec-related parties              -                   -                    -              (125,000)
  (Increase)in interest rec-related parties           -                   -                    -               (13,538)
                                               -------------        -------------     -------------        -------------
Net cash provided by (used in) investing
          activities                            1,379,386          (1,186,684)          (1,400,784)         (1,451,033)

Cash flows from financing activities:
  Advances to BICO                                    -                   -               (437,405)         (7,498,369)
  Repayment of advances to BICO                       -                   -              1,933,608           9,203,493
  Advances from BICO, net                         104,246           2,166,001            1,688,526          14,496,167
  Repayment of advances from BICO              (1,365,983)                -                    -            (1,365,983)
  Proceeds from issuance of common stock              -                   -                    -            10,971,834
  Proceeds from issuance of common stk to BICO        -                   -                    -             4,200,000
  Proceeds from warrants exercised                    -                   -                    -               118,066
  Purchase from treasury stock                        -                   -                    -               (35,000)
  Proceeds from Regulation S                          -                   -                    -               288,751
  Proceeds from issuance of notes payable             -                   -                    -               303,000
                                               -------------       --------------     ------------         -------------
Net cash (used in)provided by fin. activities  (1,261,737)          2,166,001            3,184,729          30,681,959
                                               -------------       --------------     ------------         -------------
Net increase(decrease)in cash and cash equiv.         -              (113,098)             106,573                 -
Cash and cash equivalents at beg of period            -               113,098                6,525                 -
                                               -------------       --------------     ------------         -------------
Cash and cash equivalents at end of period     $      -            $      -           $    113,098        $        -
                                               =============       ==============     ============         =============

The accompanying notes are an integral part of this statement.
F-6


                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 2002

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

1.   ORGANIZATION

Diasense, Inc. (Diasense) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. (BICO). BICO owned approximately 52% of the stock of Diasense at September 30, 2002. Diasense's activities have been focused on developing a noninvasive glucose sensor (the Sensor). The Sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

The consolidated financial statements include the accounts of Diasense UK LTD., a 100% owned subsidiary of Diasense, Inc. as of September 30, 2002. All significant intercompany accounts and transactions have been eliminated.

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

4.   INCOME TAXES

Diasense previously adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits (Note G), the adoption of FAS 109 had no effect on the financial statements of Diasense.

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

6.   NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of common shares outstanding, which amounted to 22,980,051 for the years ended September 30, 2002 and September 30, 2001 and September 30, 2000. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September 30, 2002, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included Diasense's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 2002 amounted to 20,346,576.

7.   RESEARCH AND DEVELOPMENT

All research and development costs incurred by Diasense, or by BICO on its behalf, are charged to operations as incurred.
Patent and technology rights acquired from BICO (Note H) have also been written off as a charge to operations.

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

12.  CONCENTRATION OF CREDIT RISK

At September 30, 2002 and 2001, financial instruments which potentially subjected Diasense to significant concentrations of credit risk consisted principally of investments and investments in unconsolidated subsidiaries.

13.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill and certain intangible assets will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement were effective for the Company's fiscal year ending September 30, 2002. As discussed in Note C, an impairment loss of $690,124 was recognized in the fiscal year ended September 30, 2002.

NOTE B - OPERATIONS

Diasense has been developing the Sensor and has not, as yet, achieved a commercially marketable product. The ability of
Diasense to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last three fiscal years. For the last three fiscal years Diasense's operations were funded by advances from BICO. As discussed in Note C, the proceeds from the sale of MicroIslet stock, during the year ended September 30, 2002, were used to reduce the amount payable to BICO. As a result, there was a net reduction of $1,261,737 in the payable to BICO during the year.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through September 30, 2002 and has a significant accumulated deficit as of September 30, 2002, raising substantial doubt about its ability to continue as a going concern. Diasense initially financed its operations and its research and development program, the billing on which is temporarily suspended, primarily from the sale of Diasense's common stock through private placements. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. Management believes that Diasense will remain dependent upon BICO to fund its operations through the year ending September 30, 2003. If BICO is not able to raise enough money, Diasense will be required to find other funding in order to continue as a going concern.

Effective January 1, 2002, Fred E. Cooper, CEO and Anthony J. Feola, Diasense's Chief Operating Officer, agreed to waive any rights to compensation through December 31, 2002. In July 2002,
both   Mssrs  Cooper  and  Feola  resigned  as  both officers and directors of BICO and all of BICO's affiliates including Diasense.

As a result of agreements with BICO relating to development and manufacture of the Noninvasive Glucose Sensor, Diasense is dependent on BICO for substantially all of its activities in connection with the development and manufacture of the Sensor, other than its marketing efforts. Pursuant to the Research and Development Agreement, BICO has undertaken the development of the Sensor and has assumed certain other obligations. In July 1995, Diasense and BICO agreed to suspend billings, accruals of amounts due and payments pursuant to the R&D Agreement pending FDA review of the Sensor. No amounts are due pursuant to the R&D Agreement, which have not been recorded, and no adjustments will be made retroactively or cumulatively if and when billings resume. Management believes that billings may resume, based on negotiations between both companies, if and when the Diasensor is approved for marketing. Pursuant to a manufacturing agreement between BICO and Diasense, BICO will manufacture the Sensor once development is completed. In the absence of such agreements with BICO, the research, development and manufacture of the Sensor could not continue as currently contemplated. BICO's ability to successfully complete the development of the Sensor, to obtain FDA approval in a timely fashion and to manufacture production units of the Sensor without significant delays or defects will directly affect Diasense's business and ability to achieve profitable operations. BICO has experienced, and continues to experience, substantial losses and financial difficulties. The clinical trials which were being performed by BICO on the noninvasive glucose sensor were discontinued during the second quarter of 2002 so that efforts could be directed toward the development of a new generation device which will be less sensitive to noise factors in interpreting infrared spectroscopy and will be a more compact device. Due to the decrease in funds available to continue development, the entire project has been suspended. The consolidated financial statements for BICO for the year ended December 31, 2001 included disclosures which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO had a net loss for the nine month period ended September 30, 2002 of $17,518,464 (unaudited) and for the fiscal year ended December 31, 2001 of $30,942,310, compared to a net loss for the fiscal year ended December 31, 2000 of $42,546,303. As of December 31, 2001, and September
30, 2002, BICO's accumulated deficit was $254,663,071 and $272,181,535 (unaudited) respectively.

In the past, BICO has financed its own operations from proceeds generated from private and public sales of its securities, the issuance of debt in the form of convertible debentures, from funds paid by Diasense to BICO for research and development of the Noninvasive Glucose Sensor, from repayment of intercompany advances by Diasense and from intercompany advances from Diasense and other BICO subsidiaries. The failure of BICO to continue to exist as a going concern would have a material adverse effect on Diasense's business and ability to continue operations.

If BICO does not continue as a going concern, or generate sufficient cash flow, Diasense would need to rely on other arrangements to develop and manufacture the Sensor or to perform that work itself. There can be no assurance that Diasense would be able to find acceptable alternatives, negotiate acceptable collaborative arrangements with any alternative organizations, or to perform the work itself.

NOTE C - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

There were no additional investments during the year ended September 30, 2002 in MicroIslet, Inc., an investment interest initially acquired during the fiscal year ended September 30, 2000. MicroIslet is a California company, which has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

The Company's ownership percentage as of March 31, 2002 in MicroIslet, Inc. was 20.21%. When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, the Company's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also known as ALDI. In connection with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common shareholder received 3.1255 shares of MicroIslet common stock for every one share owned. As a result, Diasense received 3,465,451 shares of MicroIslet common stock. All the common shareholders maintained their same percentage ownership. Diasense, along with the other MicroIslet shareholders, also approved a merger with ALDI. As a result of the merger, each MicroIslet common shareholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. Because the Company's ownership percentage is now below 20% and because the Company is not represented on the board of directors of MicroIslet, this investment is reported on the cost basis at September 30, 2002 and no longer reported under the equity method. Also, the investment is no longer classified as an investment in an unconsolidated subsidiary as of September 30, 2002. This change in reporting method and classification had no effect on the carrying value of the investment.

In July 2002, Diasense sold 1,000,000 shares of MicroIslet common stock for $500,000 and an additional 1,758,772 shares were sold in September 2002 for $879,386. The purchasers of the stock are not affiliated with the Company, its subsidiaries or any of its officers and directors. A gain of $752,973 was recognized as a result of these sales. The proceeds from the sales were used to reduce the amount owed by Diasense to BICO. As of September 30, 2002 Diasense owned 706,679 shares of MicroIslet common stock recorded at a carrying value of $160,461.

There were no additional investments during the year ended September 30, 2002 in Diabecore Medical, Inc., an unconsolidated subsidiary interest initially acquired during the fiscal year ended September 30, 2000. The Company's ownership percentage as of September 30, 2002 in Diabecore Medical, Inc. is approximately 24%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

Although the investment in MicroIslet is being reported on the cost basis at September 30, 2002, both investments had previously been reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries were capitalized as part of the investment in unconsolidated subsidiaries. These differences had previously been amortized as goodwill over a 5-year period. However, Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of October 1, 2001 and, under this provision, goodwill is no longer amortized. As a result of management's evaluation of the Diabecore investment for the quarter ended September 30, 2002, an impairment loss was recognized to write it off in accordance with SFAS No. 142.

NOTE  D  - Goodwill and Other Intangible Assets - Adoption  of
           Statement 142

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


                      For the year        For the year     From July 5, 1989
                         ended               ended        (inception)through
                      Sept. 30, 2002      Sept. 30, 2001   Sept. 30, 2002
                      -------------       -------------    ------------------
Reported net loss     $   (461,103)       $ (1,755,563)    $  (48,216,395)
Add back: Goodwill
 Amortization                    0             380,810            535,057
 Impairment Loss           690,124                   0            690,124
                      -------------       -------------    ------------------
Adjusted net (loss)
 income               $    229,021        $ (1,374,753)    $  (46,991,214)
                      =============       =============    ==================

Earnings per share:
 Reported net loss    $       (.02)       $       (.07)    $        (2.37)
 Add back: Goodwill
  Amortization                 .00                 .02                .03
  Impairment Loss              .03                 .00                .03
                      -------------       -------------    ------------------
 Adjusted net (loss)
  income                       .01               (.05)             (2.31)
                      =============       =============    ==================


NOTE E - LEASE

In December 1998 Diasense sold its building and leased it back under an agreement which requires monthly rent of $5,750 for five years beginning on January 1, 1999. Future minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2002 and 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement. At September 30, 2002 the security deposit was used to partially offset the amount due on this lease. No payments have been made since June 2002. Although this lease contains acceleration provisions, the landlord has not exercised his right to demand payment of the remaining lease obligations to date.

NOTE F - OTHER INCOME

Other income for the years ending September 30, 2002, 2001 and 2000 consists of $62,100, $62,100 and $62,100 of rental income for their respective periods. The total rental income for the years ended September 30, 2002, 2001 and 2000, was from BICO and its subsidiaries for office space.

NOTE G - INCOME TAXES

As of September 30, 2002, Diasense has available approximately $26,622,559 of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2021. Diasense also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013.

Diasense has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, the fair market value of warrant extensions have been recorded and expensed for financial statement purposes in the amount of $17,945,875 as of September 30, 2002, and $17,945,875 as of
September 30, 2001 and $17,890,676 as of September 30, 2000. For tax purposes, warrants are not recorded until the warrants are exercised. A reduction in the allowance for bad debts account of $1,458,809 at September 30, 2000 is also reflected in the financial statements but is not included in the tax return.

Diasense has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of Diasense.

The  following  is  a  summary of the composition  of  Diasense's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 2002 and 2001:

                                   2002          2001

       Net Operating Loss       $8,986,851    $8,667,240
       Warrant Expense           6,111,310     6,092,542
       Patent Amortization         331,340       435,896
       Tax Credit Carry Forward    700,000       700,000
                                ----------    ----------
                                16,129,501    15,895,678
       Valuation Allowance     (16,129,501)  (15,895,678)
                                ----------    ----------
       Net Deferred Tax Asset   $        0    $        0
                                ==========    ==========

The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                Deferred    Increase in
                                  Tax       Valuation
                                Benefit     Allowance        Net


Year Ended September 30, 2002  $   (156,007)   $   156,007    $0
Year Ended September 30, 2001  $   (389,830)   $   389,830    $0
Year Ended September 30, 2000  $   (122,436)   $   122,436    $0
Year Ended September 30, 1999  $   (203,637)   $   203,637    $0
Year Ended September 30, 1998  $   (846,487)   $   846,487    $0
Year Ended September 30, 1997  $ (2,326,496)   $ 2,326,496    $0
From July 5, 1989 (inception)
   through September 30, 2002  $(16,129,501)   $16,129,501    $0


NOTE H - RELATED PARTY TRANSACTIONS

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

3.  TRANSACTIONS WITH OFFICERS AND DIRECTORS

Beginning in 2000 and through 2001, BICO invested a total  of  $1
million   in   American  Inter-Metallics.   One  of  our   former
directors, Anthony DelVicario, is the president of American Inter-Metallics. In addition, BICO loaned Mr. DelVicario money that was converted into a $114,000 loan. The loan is secured by American Inter-Metallics' assets and was due in December 2001.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Due to the financial condition of BICO, as discussed in Note B, management had established an allowance for doubtful accounts covering amounts due from BICO. During the fiscal year ended September 30, 2000, Diasense reduced the allowance for doubtful accounts from $1,458,809 to zero to reflect the repayment of all amounts due from BICO.

5.  ACCRUED PAYROLL

Included in accrued payroll and withholdings at September 30, 2000, is $45,208 and $29,167 for unpaid wages from fiscal years 1997 through 1999 of Fred E. Cooper and David L. Purdy, respectively, which were earned but voluntarily deferred by these two former directors. All accrued wages for Mr. Purdy were paid to him in fiscal year 2001 in connection with his resignation. The accrued wages of $45,208 for Mr. Cooper remained unpaid at September 30, 2001. Total accrued wages at September 30, 2002 included $128,042 to Mr. Cooper and $37,500 to TJ Feola, a former director.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

2.  EMPLOYMENT AGREEMENTS

Diasense entered into agreements with Fred E. Cooper and David L. Purdy pursuant to which they were entitled to receive annual salaries (as adjusted through September 30, 2001) of $497,000 and $450,000, respectively, from Diasense, although those salaries were subject to review and adjustment annually. The initial term of the agreements with Mr. Cooper and Mr. Purdy expired on
October 31, 1999, but were automatically renewed for an additional three-year period; such renewals will continue unless either party gives proper notice of non-renewal. In November, 2000, Mr. Purdy gave notice that he would resign and his resignation was effective February 11, 2001. At that time, Mr. Purdy released the Company from its obligations under his employment agreement as part of the consideration for a payment of $912,727. Mr. Cooper's agreement also provided that in the event of a "change of control" of Diasense, Inc., Diasense, Inc. is required to issue him shares of common stock equal to five percent (5%) of the outstanding shares of common stock of Diasense immediately after the change in control. Mr. Cooper's agreement was terminated in July 2002 when he resigned his positions of officer and director and he released Diasense from all claims of such agreement.

3.  LITIGATION

During April 1998, the Company and its affiliates were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. In July 2002, the Company was notified that this investigation was concluded with no charges against BICO or its subsidiaries.

On April 30, 1996, a class action lawsuit was filed against BICO, Diasense, and individual officers and directors. The suit, captioned Walsingham v. Biocontrol Technology, et al., was certified as a class action in the U.S. District Court for the Western District of Pennsylvania. The suit alleged misleading disclosures in connection with the noninvasive glucose sensor and other related activities, which BICO denies.
Without agreeing to the alleged charges or acknowledging any liability or wrongdoing, BICO agreed to settle the lawsuit for a total amount of $3,450,000. During September 2002, the class action lawsuit was settled when BICO made thee final payment of $50,000; the Company considers the case closed.

NOTE J - STOCKHOLDERS' EQUITY

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

Diasense issued unregistered common stock in exchange for consulting services of 7,200 shares in fiscal 1994, 17,500 shares in fiscal 1995, 5,000 shares in fiscal 1996 and none in fiscal 1997 through 2002. The associated consulting service expense was recognized at a rate of $3.50 per share, which is the price at which the common stock was being sold in Diasense's public offering.

Common Stock Warrants

At September 30, 2002, Diasense has reserved 10,575,800 shares of Diasense's unissued common stock for warrants which were outstanding and exercisable. Of these, warrants for 7,681,550 shares were issued to directors, officers, and employees for meritorious service, employment contracts and personal guarantees on Company indebtedness. Also, warrants for 2,494,250 shares were issued to consultants and medical advisers and for 400,000 shares to individuals for personal guarantees on Company loans. The per share exercise price for 7,780,000 shares is $.50, for 2,131,250 shares is $1.00 and for 664,550 shares is $3.50. The fiscal years in which warrants expire are as follows:

     Warrant Expiration Fiscal Year          Number of Shares

               2003                             2,283,050
               2004                             5,649,750
               2005                             2,143,000
               2006                               500,000
                                               ----------
                                               10,575,800
                                               ==========

The following is a summary of warrant transactions during fiscal years ended September 30,


                            2002       2001       2000        1999       1998      1997
Outstanding beginning    10,635,013   10,463,013  8,644,113  6,676,513   7,476,513  7,533,263
 of year

Granted during the year           0      500,000  2,085,000  2,070,000           0     59,000

Canceled during the year    (59,213)    (328,000)  (266,100)  (102,400)   (800,000)  (115,750)

Exercised during the
years at prices ranging
from $.1875 to $1.00 per
share                            0             0          0          0           0          0
                         ----------     ---------  ---------  ---------   ---------  ---------
Outstanding, and        10,575,800    10,635,013 10,463,013  8,644,113   6,676,513  7,476,513
eligible for exercise.   ==========     =========  =========  =========   =========  =========

There were no warrants issued or extended during the fiscal year ended September 30, 2002.

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

During the period October 1, 1996 through September 30, 1997, Diasense extended the exercise date of warrants to purchase 2,236,550 shares of common stock to certain officers, directors, employees and consultants. Warrants for 2,236,550 were originally granted at an exercise price of $1.00 per share and were extended at the same price. Diasense recorded $5,593,875 against operations in connection with the extension of these warrants. In addition, during the year ended September 30, 1997, Diasense granted warrants to purchase 59,000 shares of common stock to employees and consultants at an exercise price of $1.00 and $3.50 per share. These warrants were granted for services rendered which were recognized in general and administrative expenses for a total of $2,500.

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

NOTE K- SUPPLEMENT CASH FLOW INFORMATION

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

Cash paid for interest and income taxes were as follows:

                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,2002         30,2001     30,2000         30,2002

Interest Paid        $    0          $    0      $     0         $11,725
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======


NOTE L - SUBSEQUENT EVENT

In December 2002, Diasense sold the balance of its 706,679 shares of MicroIslet stock for an aggregate of $691,340 which was used primarily to reduce its payable to BICO.