Form 10-Q
period 2002-12-31
DIASENSE INC/PA
filed 2003-02-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                  December 31, 2002

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

                      Yes   X        No

     As of December 31, 2002, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

                               Diasense, Inc.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                    December 31,  September 30,
     ASSETS                                            2002           2002
                                                    ------------   ------------
Current assets
  Cash and cash equivalent                           $       887    $         0
  Prepaid expenses                                         1,260            868
                                                     -----------    -----------
               Total current assets                        2,147            868

Property and equipment-at cost
  Furniture and fixtures                                  42,750         42,750
                                                     -----------    -----------
                                                          42,750         42,750
  Less accumulated depreciation                           42,750         42,709
                                                     -----------    -----------
                                                               0             41
                                                     -----------    -----------
Other assets
 Investment                                                    0        160,461
 Security deposit                                              0            238
                                                     -----------    -----------
                                                               0        160,699
                                                     -----------    -----------
     TOTAL ASSETS                                    $     2,147    $   161,608
                                                     ===========    ===========

     LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                   $   106,507    $    43,099
  Due to BICO                                          1,954,936      2,630,184
  Accrued payroll and withholdings                       167,942        167,942
                                                     -----------    -----------
            Total current liabilities                  2,229,385      2,841,225

Commitments and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized, none issued
  Common stock, 40,000,000 shares of $.01 par value
  authorized; issued and outstanding
  22,980,051 at Dec. 31, 2002 and
  Sep. 30, 2002                                          229,801        229,801
  Additional paid-in capital                          31,553,353     30,018,353
  Warrants                                            13,783,624     15,318,624
  Deficit accumulated during the
  development stage                                  (47,794,016)   (48,246,395)
                                                     -----------    -----------
                                                      (2,227,238)    (2,679,617)
            TOTAL LIABILITIES AND                    -----------    -----------
              STOCKHOLDERS' EQUITY (DEFICIENCY)      $     2,147    $   161,608
                                                     ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      For the                 For the               From July 5, 1989
                                      three months ended      three months ended    (inception) through
                                      December 31, 2002       December 31, 2001     December 31, 2002
                                     --------------------     ------------------    -----------------
Research and development expenses         $      -               $       -            $  10,556,405

General and administrative expenses            94,025                 217,075            16,874,612

Warrant extensions                               -                       -               17,890,676

Technology and patent rights acquired            -                       -                2,650,000

Interest expense                                 _                       -                   11,725

Loss on unconsolidated subsidiaries              -                     73,982               575,412

Impairment Loss                                  -                       -                  690,124

Amortization on Goodwill                         -                       -                  535,057

Other income                                  (15,525)                (15,525)             (773,548)

Other expense                                    -                       -                   37,405

Gain from sale of MicroIslet Stock           (530,880)                   -               (1,283,852)

                                           --------------          -------------        --------------
  Net income (loss)                       $   452,380            $   (275,532)        $ (47,764,016)
                                           ==============          ==============       ==============
Net income (loss) per common share        $      0.02            $      (0.01)        $       (2.37)
                                           ==============          ==============       ==============

The accompanying notes are an integral part of this statement.



                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                              For the               For the           From July 5, 1989
                                                          three months ended    three months ended   (Inception) through
                                                          December 31, 2002      December 31, 2001     December 31, 2002
                                                          ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                       $      452,380        $     (275,532)       $  (47,764,015)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation                                                   41                 1,413                90,046
        Amorization                                                  -                     -                  535,057
        Impairment loss                                              -                     -                  704,491
        Gain on sale of MicroIslet stock                         (530,880)                 -               (1,283,852)
        Loss on unconsolidated subsidiaries                          -                   73,982               575,412
        Stock issued in exchange for services                        -                     -                  138,950
        Stock issued for License and Marketing Agreement             -                     -                   80,000
        Warrants issued for services                                 -                     -                  513,915
        Warrant extensions                                           -                     -               17,890,676
        Inventory Deposit - BICO                                     -                     -               (1,000,000)
        (Increase) in prepaid expenses                               (392)              (12,639)               (1,260)
        Increase in accounts payable                               63,408                 1,731               106,507
        Increase (decrease) in accrued payroll & withholdings        -                  122,359               167,942
        (Increase) decrease in other assets                           238                  -                     -
                                                          ------------------    ------------------    ----------------
         Net cash provided by (used in) operating activities      (15,205)              (88,686)          (29,246,131)

 Cash flows from investing activities:

   Disposal of property and equipment                                -                     -                  175,000
   Purchase of property and equipment                                -                     -                 (279,413)
   Investment - MicroIslet                                           -                     -               (1,600,000)
   Investment - Diabecore                                            -                     -                 (987,468)
   Proceeds from sale of MicroIslet stock                         691,340                  -                2,070,726
   (Increase) in notes receivable-related parties                    -                     -                 (125,000)
   (Increase) in interest receivable-related parties                 -                     -                  (13,538)
                                                          ------------------    ------------------   -----------------
      Net cash used in investing activities                       691,340                  -                 (759,693)

 Cash flows from financing activities:

   Advances to BICO                                                  -                     -               (7,498,369)
   Repayment of advances to BICO                                     -                     -                9,203,493
   Advances from BICO, net                                           -                   88,686            14,496,167
   Repayment of advances from BICO                               (675,248)                 -               (2,041,231)
   Proceeds from issuance of common stock                            -                     -               10,971,834
   Proceeds from issuance of common stock to BICO                    -                     -                4,200,000
   Proceeds from warrants exercised                                  -                     -                  118,066
   Purchase of treasury stock                                        -                     -                  (35,000)
   Proceeds from Regulation S                                        -                     -                  288,751
   Proceeds from issuance of notes payable                           -                     -                  303,000
                                                          ------------------    ------------------   -----------------
      Net cash (used in) provided by financing activities        (675,248)               88,686            30,006,711
                                                          ------------------    ------------------   -----------------
      Net increase in cash & cash equivalents                         887                   -                     887
      Cash and cash equivalents at beginning of period               -                      -                    -
                                                          ------------------    ------------------   -----------------

      Cash and cash equivalents at end of period           $          887         $         -         $           887
                                                          ==================    ==================   ==================

The accompanying notes are an integral part of this statement.




                    DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002.

NOTE B - Organization

The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owns approximately 52% of the stock of the Company as of December 31, 2002. Diasense's activities have been focused on developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

NOTE C - Income (Net Loss) Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 2002 and December 31, 2001, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to December 31, 2002, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,418,416 for the period from July 5, 1989 (inception) to December 31, 2002.

NOTE D - Operations

The ability of Diasense to continue in existence is dependent on its ability to obtain sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last three fiscal years. For the last three fiscal years Diasense's operations were funded by advances from BICO. The proceeds from the sales of MicroIslet stock, during the year ended September 30, 2002 and quarter ended December 31, 2002, were used almost entirely to reduce the amount payable to BICO.

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

BICO has experienced, and continues to experience, substantial losses and financial difficulties. The consolidated financial statements for BICO for the year ended December 31, 2001 included disclosures, which referred to the existence of substantial doubt about BICO's ability to continue as a going concern. BICO had a net loss for the nine month period ended September 30, 2002 of $17,518,464 (unaudited) and for the fiscal year ended December 31, 2001 of $30,942,310, compared to a net loss for the fiscal year ended December 31, 2000 of $42,546,303. As of December 31, 2001, and September 30, 2002, BICO's accumulated deficit was $254,663,071 and $272,181,535 (unaudited) respectively.

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

NOTE E - Investments

In December 2002, Diasense sold its remaining 706,679 shares of MicroIslet common stock for $691,340. A gain of $530,879 was recognized as a result of this sale. $561,340 of the proceeds from the sale was used to reduce the amount owed by Diasense to BICO.

NOTE F - Lease

In December 1998 Diasense sold its building and leased it back under an agreement which requires monthly rent of $5,750 for five years beginning on January 1, 1999. Future minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2002 and 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement.
At September 30, 2002 the security deposit was used to partially offset the amount due on this lease. No payments have been made since August 2002. Although this lease contains acceleration provisions, the landlord has not exercised his right to demand payment of the remaining lease obligations to date.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

        BICO utilizes a centralized cash management policy whereby funds are transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this policy, Diasense had a cash balance of zero at September 30, 2002. In the quarter ended December 31, 2002, Diasense opened new checking accounts which had balances of $887 at December 31, 2002.

      Prepaid expenses increased from $868 to $1,260  during
the  three  months  ended December 31, 2002.   The  increase
represents  insurance  premiums  paid  in  advance  of   the
coverage period.

      The Company's investment in MicroIslet, Inc. decreased from $160,461 as of September 30, 2002, to zero at December 31, 2002. The decrease in this investment resulted from the sale of the Company's remaining 706,679 shares of MicroIslet stock in December 2002.

     Amounts due to BICO from the Company decreased from $2,630,184 as of September 30, 2002 to $1,954,936 as of
December 31, 2002. This decrease is due to the repayment of amounts due to BICO with proceeds received from the MicroIslet stock sale.

Results of Operations

     There were no research and development expenses during the three-month period ended December 31, 2002 and 2001 due to the agreed-upon suspension of charges by BICO pursuant to the research and development agreement between the Company and its parent.

      General and Administrative expenses decreased from $217,075 for the three month period ended December 31, 2001 to $94,025 for the three month period ended December 31, 2002. The decrease was primarily due to a decrease in salaries, administrative staff and administrative overhead when Diasense's former officers resigned in July 2002.

     Other income was $15,525 during the three-month periods ended December 31, 2002 and 2001. These amounts represent rental income, which is charged to BICO and its subsidiaries for their share of the Company's office space.

       Diasense realized a gain of $530,880 when the MicroIslet stock was sold in December 2002; no similar sale occurred in the quarter ended December 31, 2001. Similarly, the loss on unconsolidated subsidiaries recorded in the quarter ended December 31, 2001 was eliminated when the MicroIslet stock was sold.

                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings

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

               We are approximately six months behind on our rent, and our landlord has listed our space in order to find a new tenant. No formal legal proceedings have begun, but our landlord does have the right to evict us, to accelerate the remaining amounts due on our lease, which would total approximately $94,208, and to bring suit against us. So far, we have been able to work with our landlord, but we don't know how much longer that will continue.

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


                              DIASENSE, INC.

                              By /s/ Stan Cottrell
                                     Stan Cottrell
                                     Chief Executive Officer,
                                     Chief Financial Officer
                                     (principal executive officer,
                                      principal financial officer
                                      and principal accounting
                                      officer)