Form 10-Q
period 2003-03-31
DIASENSE INC/PA
filed 2005-01-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  March 31, 2003

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

                       (412) 279-1059
     Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X        No

     As  of  March 31, 2003, 22,980,051 shares of  Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    March 31,   September 30,
               ASSETS                                 2003           2002
                                                   -----------    -----------
Current assets
  Prepaid expenses                                 $         -    $       868
                                                   -----------    -----------
         Total current assets                                -            868

Property and equipment - at cost
  Furniture and fixtures                                     -         42,750
                                                  ------------    -----------
                                                             -         42,750
  Less accumulated depreciation                              -         42,709
                                                  ------------    -----------
                                                             -             41
                                                   -----------    -----------

Other Assets
  Investment in unconsolidated subsidiaries                  -        160,461
  Security Deposit                                           -            238
                                                   -----------     ----------
                                                             -        160,699
                                                   -----------     ----------
               TOTAL ASSETS                        $         -    $   161,608
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $   43,099
  Due to BICO                                        1,954,936      2,630,184
  Accrued payroll and withholdings                           -        167,942
                                                   -----------    -----------
               Total current liabilities             1,959,936      2,841,225

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at March 31, 2003 and
   Sep. 30, 2002                                       229,801        229,801
  Additional paid-in capital                        32,144,821     30,018,353
  Warrants                                          13,192,156     15,318,624
  Deficit accumulated during the  development stage(47,526,714)   (48,246,395)
                                                    -----------    -----------
                                                    (1,959,936)    (2,679,617)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $   161,608
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the six months ended    For the three months ended         From July 5, 1989
                                              March 31,                    March 31,                     (inception) thru
                                         2003        2002            2003             2002               March 31, 2003
                                      ---------    ---------      ----------       -----------         ----------------


Research and development expenses     $    -       $     -        $     -           $      -             $ 10,556,405

General and administrative expenses      96,173       269,445           2,147            52,371            16,876,759

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                           -             -               -                 -                   11,725

Loss on unconsolidated subsidiaries        -          212,769            -              138,786               575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                           (284,974)      (31,050)       (269,449)          (15,525)           (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of MicroIslet Stock     (530,880)         -               -                 -               (1,283,852)
                                       ----------   ---------     -----------       --------------      ---------------
Net income (loss)                     $ 719,682    $ (451,164)    $   267,302       $  (175,632)         $(47,496,714)
                                       ==========   =========     ===========       =============       ===============
Net income (loss) per common share    $    0.03    $    (0.02)    $      0.01       $      (.01)         $      (2.32)
                                       ==========   =========     ===========       =============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the six months ended     For the three months ended   From July 5, 1989
                                        March 31,         March 31,  March 31,          March 31,  (inception) thru
                                          2003              2002        2003                2002     March 31, 2003
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                       $ 719,681    $  (451,164)   $ 267,302       $ (175,632)    $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                  41          2,579            -            1,003             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock        (530,880)             -            -                -         (1,283,852)
  Loss on unconsolidated subsidiaries            -        212,769            -          138,786            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                   -              -            -                -            513,915
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  (Increase) decrease in prepaid expenses      868         (8,299)       1,260            4,341                  -
  Decrease (increase) in rec. due from
    BICO subsidiaries                            -              -            -                -                  -
  Increase (decrease)in accounts payable   (38,099)        39,595     (101,507)          37,864              5,000
  Increase (decrease) in accrued payroll
    and withholdings                      (167,942)       122,171     (167,942)            (188)                 -
  Increase in other assets                     239              -            -                -                  -
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided for (used in)
    operating activities                   (16,092)       (82,512)        (887)           6,174        (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment             -              -            -                -           (279,413)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of MicroIslet stock   691,340              -            -                -          2,070,726
  Increasein notes rec-related parties           -              -            -                -           (125,000)
  Increasein interest rec-related parties        -              -            -                -            (13,538)
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities      691,340              -            -                -           (759,693)

Cash flows from financing activities:
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -         82,512            -           (6,174)        14,496,167
  Repayment of advances from BICO         (675,248)             -            -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided by (used in)financing
    activities                            (675,248)        82,512            -           (6,174)        30,006,711
                                          ----------     ---------     ---------      -----------  ----------------
Net decrease in cash and cash equiv.             -              -         (887)               -                  -
Cash and cash equivalents at beg of period       -              -          887                -                  -
                                          ----------     ---------     ------------   -----------   ---------------
Cash and cash equivalents at end
    of period                             $      -       $      -      $     -        $       -     $            -
                                          ==========     =========     ============   ===========   ===============

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

NOTE B - Organization

The   Company   was  incorporated  on  July  5,  1989  as  a
wholly-owned subsidiary of BICO, Inc. (parent). BICO owned approximately 52% of the stock of the Company until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC. The Company's activities have been focused on developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure glucose levels in blood without requiring the user to take a blood sample. However, all of these activities were curtailed when BICO ceased operations and filed for Chapter 11 bankruptcy in March 2003.

NOTE C - Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 2003 and March 31, 2002, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to March 31, 2003, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,487,627 for the period from July 5, 1989 (inception) to March 31, 2003.

NOTE D - Operations

Diasense has discontinued development of the Sensor and has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to restore and maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. The proceeds from the sale of MicroIslet stock, during the six months ended March 31, 2003, were used to reduce the amount payable to BICO.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through March 31, 2003 and has a significant accumulated deficit as of March 31, 2003, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

Effective January 1, 2002, Fred E. Cooper, former CEO and Anthony J. Feola, Diasense's former Chief Operating Officer, agreed to waive any rights to compensation through December 31, 2002. In July 2002, both Mssrs. Cooper and Feola resigned as both officers and directors of BICO and all of BICO's affiliates including Diasense.

NOTE E - Investments

In December 2002, Diasense sold its remaining 706,679 shares of MicroIslet common stock for $691,340. Again of $530,879 was recognized as a result of this sale. $561,340 of the proceeds from the sale was used to reduce the amount owed by Diasense to BICO.

NOTE F - Lease

In December 1998 Diasense sold its building and leased it back under an agreement which required monthly rent of $5,750 for five years beginning on January 1, 1999.
Minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2002 and 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement. At March 31, 2003 the security deposit had been used to partially offset the amount due on this lease. Subsequent to March 31, 2003 Diasense and the landlord agreed to settle all obligations under this lease for a total payment of $5,000.

NOTE G - Other Income

Other income for the six months ended March 31, 2003 includes $269,449 in forgiveness of debt and $15,525 of rental income from BICO for office space.

NOTE H - Subsequent Events

On July 23, 2004, BICO sold its entire ownership interest
(approximately 52%) to Dominion Assets, LLC.

In connection with this transaction, the intercompany payable from Diasense to BI"CO was assigned to Dominion
Assets, LLC. This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion Assets, LLC agreed to the amendment.

On September 29, 2004, Diasense entered into a non-circumvention and consulting fee agreement with Keith R.
Keeling, President of Dominion Assets, LLC (Diasense's majority shareholder). Under the terms of the agreement Mr.
Keeling will assist in the sale of Diasense assets and will receive upon funding of any such sale a fee equal to 5% of the sale proceeds. Diasense agreed to work exclusively through Mr. Keeling in connection with its sales of assets.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Our entire funding for the six months ended March 31, 2003 of $691,340 came from the sale of our remaining shares of MicroIslet stock in the three months ended December 31, 2003. We used $675,248 to repay advances previously received from BICO. The remaining cash was used to pay accounts payable.

     During the six months ended March 31, 2002, funds were transferred to Diasense from BICO to provide working capital. Theses funds were used in operating activities.

     Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. We've had to stop all our activity, and we won't be able to re-start it unless we can raise our own money. If we are not able to obtain additional financing of approximately $100,000 we will not be able to resume operations.

Results of Operations

      General and administrative expenses totaled $96,173 during the six months ended March 31, 2003 as compared to $269,445 during the six months ended March 31, 2002. The decrease resulted primarily from the cessation of our operations due to cash shortages.

     In the three months ended December 31, 2002, we recognized a gain of $530,880 when we sold our remaining
MicroIslet stock. Those funds were used primarily to offset the amounts we owe BICO.

     Other income for the three months ended March 31, 2003 includes $269,449 in forgiveness of debt and $15,225 of rental income. Other income for the three and six months ended March 31, 2002 consists of $15,525 and $31,050 of rental income respectively. The rental income for all periods was from BICO and its subsidiaries for office space.

     We had losses from our unconsolidated subsidiaries, Diabecore Medical and MicroIslet, during the three and six month periods ended March 31, 2002.

Other Significant Events

     In connection with the purchase of the 52% ownership of Diasense on July 23, 2004 by Dominion Assets, LLC from BICO. The intercompany payable from Diasense to BICO was assigned to Dominion Assets, LLC. This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC. The demand note was amended effective September 28, 2004. Under the terms of the amended demand note, Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion Assets, LLC agreed not to demand payment for a period of 180 days following the effective date of the amendment.


                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security
Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K

               None.




SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of January 2005.


                              DIASENSE, INC.

                              By /s/ Anthony Paterra
                                   Anthony Paterra
                                   CEO and Director(principal
                                   executive officer,principal
				   financial officer and
                                   principal accounting
                                   officer)