Form 10-K
period 2003-09-30
DIASENSE INC/PA
filed 2005-01-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

 For the Fiscal Year Ended 09/30/2003 Commission File Number 0-26504

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

Registrant's telephone number, including area code (412) 279-1059

Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.   Yes          No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held   by
nonaffiliates of the registrant as of January 7, 2005:

          Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As of January 7, 2005, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of January 7, 2005, no shares of Preferred Stock were outstanding.
Exhibit index is located on page 22.

                             PART I


Item 1. Business

General Development of Business

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., a wholly owned subsidiary of BICO Inc. BICO owned approximately 52% of Diasense until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC. The focus of our business since our inception has been the research and development of our noninvasive glucose sensor for use by diabetics. Because we ran out of funding, we had to suspend our work on the noninvasive glucose sensor, including our clinical trials. Until we are able to raise funds on our own, we won't be able to re-start the project.

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

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters. You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we expressed in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following:
delays or complications in re-starting our ongoing clinical trials, additional delays in obtaining FDA marketing approval of our sensor;
our difficulty in raising funds to continue our projects; delays in the manufacture or marketing of our other products and medical devices;
our uncertainty of obtaining additional funding; competition and the risk that our noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses;
the uncertainty of third-party payor reimbursement for the sensor and other medical devices and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability;
the uncertain outcome and consequences of potential lawsuits against us; our inability to establish a trading market for our common stock; and the dilution of our common stock.

Description of Business

History and Development of the Noninvasive Glucose Sensor

Since we began, we've been working with BICO to develop a noninvasive glucose sensor for diabetics that is able to measure glucose without having to draw blood. Most currently available glucose monitors require the drawing of blood by means of a finger prick.

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. BICO studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to BICO's research team and assigned to Diasense in December
1991.  We purchased those patent rights from BICO under a
purchase agreement. BICO filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed.  BICO assigned the rights to that
patent to us.   BICO developed additional concepts to improve the
capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2002, a total of 14 U.S. patents and three foreign patents have been issued, with additional patent applications pending. BICO has the right to develop and manufacture sensors based on contracts with us. However we are in the process of negotiating a termination of these contracts with BICO. If and when we obtain FDA approval and adequate financing we will consider manufacturing the the Sensor in house or use contract manufacturers.

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

On January 6, 1994, BICO submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensor 1000. A 510(k) Notification is a type of FDA filing used to ask the FDA to approve a device for sale in the U.S. BICO based the submission on data obtained from the advanced research prototypes, since we believed that the production model would be identical to the advanced prototypes. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification. The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. We, along with BICO, announced that we would remain committed to bringing the Diasensor 1000 to diabetics, and that additional research, development and testing would continue.

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

Type I Diabetes. The ADA has estimated that there are between 500,000 and 1 million Type I diabetics in the United States.
Type I Diabetes is caused by the destruction of the pancreatic cells that make insulin, resulting in deficient hormonal control of glucose metabolism and abnormally high blood glucose. High blood glucose levels can lead to coma and death if not adequately controlled.

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

Research and Development

We have discontinued the research and development of our noninvasive glucose sensor because there is no money to continue.

Product Development

Development of other models of the noninvasive glucose sensor was halted because there is no money to fund the project.

Manufacturing

During 2000, production of the Diasensor models needed for our clinical trials was completed. During 2001, production and inventory buildup of the Diasensor 2000 continued.
We never began full scale manufacturing of the Diasensor 2000 because we haven't received FDA approval. We currently have no facilities to manufacture any products.

Marketing and Distribution

Without FDA approval, we are unable to begin marketing or distribution of the Diasensor.

Patents, Trademarks and Licenses

We own a patent entitled "Non-Invasive Determination of Glucose Concentration in Body of Patients" which covers certain aspects of a process for measuring blood glucose levels noninvasively.
That patent was awarded to BICO's research team in December 1991 and was sold to Diasense, Inc. under a purchase agreement dated November 18, 1991. The patent will expire, if all maintenance fees are paid, no earlier than the year 2008. Because of the lack of funding these maintenance fees were not paid and approximately $26,000 in fees are required to reinstate these patents. If clinical testing or regulatory review delays marketing of a product made under the patent, we may be able to obtain an extension of the term of the patent. Our patent relates only to noninvasive sensing of glucose but not to other blood constituents.
We have filed corresponding patent applications in a number of foreign countries.

As of November 2002, a total of 14 U.S. and three foreign patents have been issued, all of which have been assigned to Diasense,
Inc., and additional patents are pending.    Corresponding patent
applications have been filed in foreign countries where we anticipate marketing the noninvasive glucose sensor.

We may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the noninvasive glucose sensor and related processes.

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

We also rely upon trade secret protection for our confidential and proprietary information. Although we take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, there can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, otherwise gain access to our trade secrets, disclose such technology, or that we can meaningfully protect our trade secrets.

We have registered our trademark "Diasensor", which is intended for use in connection with the Diasensor models. We intend to apply, at the appropriate time, for registrations of other trademarks as to any future products.

Warranties and Product Liability

We do not currently have any product liability insurance coverage.

Source of Supply

If we begin to manufacture the noninvasive glucose sensor, we will be dependent upon suppliers for some of the components required to manufacture the device. These components will not be generally available, and we may become dependent upon those suppliers, which do provide such specialized products.

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

If we are able to bring our Diasensor to the market, it will compete with existing invasive glucose sensors. Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and the fact that no blood samples are required, will compete favorably with existing invasive glucose sensors, we can't assure that it will succeed. Other companies have established marketing and sales forces, and represent established entities in the industry. Certain competitors, including their corporate or joint venture partners or affiliates, currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than we do, and may have other competitive advantages over us, based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty. Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products, or otherwise make them more price competitive, so as to enhance their marketing competitiveness over our noninvasive glucose sensor. As a result, we can't make any guarantees that our sensor will be able to compete successfully.

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

Government Regulations

Since our noninvasive glucose sensor is a medical device as defined by the Federal Food, Drug and Cosmetic Act, as amended, it is subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, labeling and record keeping procedures. If we are able to establish facilities and operations the FDA can inspect them and may also audit our record keeping procedures at any time.
The FDA's Quality System Regulation specifies various requirements for our manufacturing processes and the way we must maintain certain records.

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

Any changes in FDA procedures or requirements will require corresponding changes in our obligations in order to maintain compliance with those standards. Those changes may result in additional delays or increased expenses. Also, if we decide to, depending on other countries, our products may also be subject to additional foreign regulatory approval before we can sell our devices.

Human Resources

We currently have no full-time employees.

Financial Information About Foreign and Domestic Operations and
Export Sales

Our operations are located in the United States of America.

Item 2. Properties

Due to cash flow problems, we sold our office condominium in 1999, and we leased the same space for our administrative offices. Due to the cessation of operations we entered into an agreement with our landlord to terminate our lease early for a settlement fee of $5,000.

We do not currently have any research and development and manufacturing physical facilities. We have a month to month lease for limited administrative space. If we resume operations we will require space, we believe such space will be available at reasonable commercial rates, as long as we have the funds to pay for it.

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

                            PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

We were incorporated in the Commonwealth of Pennsylvania on July 5, 1989. We have the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of January 7, 2005, 22,980,051 shares of common stock were outstanding. No shares of preferred stock are outstanding. As of January 7, 2005, there were currently exercisable warrants outstanding to purchase 2,643,000 shares of our common stock at exercise prices ranging from $.50 to $3.50 per share. The warrants have various expiration dates through April 23, 2006.

As of January 7, 2005 we had approximately 600 holders of record for our common stock and no holders of record for our preferred stock.

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

Warrants

As of January 7, 2005 there were outstanding warrants, all of which are currently exercisable, to purchase 2,643,000 shares of our common stock at exercise prices ranging from $0.50 to $3.50 per share and having expiration dates through April 23, 2006.
From October 1, 2003 through January 7, 2005 no warrants were granted or exercised. The warrants were issued to our directors, officers and employees and to certain other persons for certain goods and services transferred or rendered to us and, in the case of certain officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. We may not redeem the warrants prior to their expiration.

Employment Agreement Provisions Related to Changes in Control

We no longer have any employment agreements.

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from our audited consolidated financial statements. These financial statements have been audited by Goff Backa Alfera & Company, LLC, for the twelve-month periods ended September 30, 2003, 2002, 2001, 2000, and 1999; the reports of all of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and related notes thereto included elsewhere in this report.

                FISCAL YEARS ENDED SEPTEMBER 30th

                 2003         2002         2001          2000        1999

 Total        $        0   $  161,608   $1,727,940   $1,299,610   $   38,324
 Assets

 Total
 Liabilities  $1,959,936   $2,841,225   $3,946,454   $1,817,760   $   91,214
 Working
 Capital
 (Deficit)   ($1,959,936) ($2,679,617) ($3,945,204) ($1,704,662) ($   84,559)


 Total
 Revenues     $        0   $        0   $        0   $        0   $        0

 General and
 Administrative
 Expenses     $   96,173   $  356,230   $1,195,550   $1,956,676   $1,352,567


 Warrant
 Extensions   $        0   $        0   $        0   $        0   $    6,333

 Benefit
 (Provision)
 for Income
 Taxes        $        0   $        0   $        0   $        0   $       0


 Net Income
 (Loss)       $  719,681  ($  461,103) ($1,755,563) ($  695,438) ($ 487,756)

 Net Income (Loss)
 per Common
 Share:
   Basic            $.03        ($.02)       ($.08)       ($.03)      ($.02)
   Diluted          $.03        ($.02)       ($.08)       ($.03)      ($.02)

 Cash Dividends
 per share:
  Preferred          $ 0          $ 0          $ 0          $ 0         $ 0
  Common             $ 0          $ 0          $ 0          $ 0         $ 0



Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We operate on a fiscal year ended September 30th. Therefore, years are referred to as fiscal years; for example, the year from October 1, 2002 through September 30, 2003 is referred to as fiscal 2003.

Forward-Looking Statements

In addition to Part I of this Form 10-K, this Management's
Discussion and Analysis section also contains the type of forward-looking statements we discussed on page 2. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources


Our entire funding for the fiscal year 2003 of $691,340 came from the sale of our remaining shares of MicroIslet stock.
We used $675,248 to repay advances previously received from BICO.
The remaining cash was used  to  pay accounts payable.

During the year ended September 30, 2002 funds were transferred to Diasense from BICO to provide working capital. These funds were used in operating activities. In January 2001, BICO adopted a centralized cash management policy whereby funds were transferred to Diasense on a daily basis to meet Diasense's actual cash needs. As a result of this change in policy, Diasense had a cash balance of zero at September 30, 2002 and 2001. The net effect of these transactions was to decrease cash to zero at September 30, 2001, and 2002.

During   fiscal  2001,  we  made  investments  in  unconsolidated
subsidiaries, but we didn't make any investments in 2002 or 2003. In 2001, we invested an additional $700,000 in MicroIslet, Inc.; a
company   working  with  Duke  University  on  diabetes  research
technologies  that  focus on optimizing microencapsulated  islets
for   transplantation.   The  project  is  in  the  research  and
development phase. As of September 30, 2001, we had invested $1,600,000 in Microislet and owned approximately 20.2% of this company. In April 2002, MicroIslet participated in a merger with
ALD  Services,  Inc., a publicly traded company.   In  connection
with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense
received  3,465,451 shares of MicroIslet common stock.   All  the
common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned.
After   the  merger,  Diasense  owned  approximately   15.3%   of
restricted  ALDI stock.  In May 2002, ALDI changed  its  name  to
MicroIslet,  Inc.  and  its trading symbol  to  MIIS.OB.   During
fiscal 2002, we sold 2,758,772 shares of our MicroIslet stock for a total of $1,379,386. As of September 30, 2002, we still held 706,679 shares in MicroIslet. We sold the rest of our MicroIslet stock in December 2002, and we discuss it at the end of this section.

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

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and no revenue to support our operations. In the past, we obtained cash to fund our operations by selling securities - but we haven't been able to continue because there is no market for our common stock. Beginning in 1997, we became dependent on BICO to sell stock to raise money to support us, but beginning in late 2001, BICO's own ability to raise cash began to suffer and since BICO sold its interest in us in May 2004 we no longer receive any funding from them. Because we're not sure - and our auditors are not sure - how long we can continue, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern.

If we are not able to obtain additional financing of approximately $100,000 we will not be able to resume operations.

Results of Operations

General and administrative expenses totaled $96,173 during fiscal 2003 as compared to $356,230 during fiscal 2002, and $1,195,550 during fiscal 2001. The decrease resulted primarily from the cessation of our operations due to cash shortages.

In fiscal 2003 and 2002, we recognized gains of $330,880 and $752,972 respectively when we sold our MicroIslet stock.
Those funds were used primarily to offset the amounts we owe
BICO.

Other income for the year ended September 30, 2003 includes $269,449 in forgiveness of debt and $15,225 of rental income. Other income for the years ending September 30, 2002 and 2001 consists of $62,100 of rental income respectively. The rental income for all three periods was from BICO and its subsidiaries for office space.

During fiscal 2001, we extended 1,147,750 warrants.
The warrants were originally granted to certain officers, directors, employees and consultants in 1990 through 1996, with expiration dates from 1995 through 2001, and exercise prices between $.50 and $3.50 per share. Rather than letting the warrants expire, we extended them. Because there was no increase in the value of the warrants over the value recorded at the time the warrants were originally granted, no expense was recognized for the warrant extensions. We did not extend any warrants in fiscal 2002 or 2003.

We had losses from our unconsolidated subsidiaries, Diabecore
Medical and MicroIslet, during fiscal 2002 and 2001.    The
losses of $229,821 in fiscal 2002 and $240,166 in fiscal 2001 resulted because we absorbed part of the losses incurred by Diabecore and MicroIslet. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Income Taxes

As of September 30, 2003, we had approximately $26 million in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2021. We also have federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013. Our ability to utilize these carryforwards are significantly limited or eliminated due to the change of ownership when BICO sold its 52% interest in May 2004.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers

As of September 30, 2003, our directors and executive officers were as follows:

                               Director
        Name           Age      Since         Positions Held

Anthony Paterra         54       2003         Chief Executive Officer
	   						    Director



ANTHONY PATERRA, 54, joined BICO in 1999 as Director of Public Affairs. He then began to consult on BICO and Diasense corporate insurance issues. In May 2003 he was appointed to our board of directors and was made CEO. Prior to joining us, he worked as an Insurance Agent. He also served as a director and CEO of BICO, Inc. until November 8, 2004.

Item 11. Executive Compensation

Normally, the following table would set forth information concerning the annual and long-term compensation for services in all capacities for the Fiscal Years ended September 30, 2003, 2002, and 2001 of those persons who were, at September 30, 2003:
(i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers whose remuneration exceeded $100,000.

Anthony Paterra did not receive any compensation from Diasense. Fred E. Cooper and Anthony J. Feola resigned as officers and directors of Diasense in July 2002. The figures for 2002 indicate the amounts they were paid from October 1, 2002 through their departure in July 2002. At the time of their resignations, they gave up all claims to any accrued payroll.


             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                           ($)    Warrants
Position                                                   (number of
                                                           shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          2002  $  41,417    $ 0         $ 0        0                       $ 0
Cooper,          2001  $ 497,000    $ 0         $ 0        138,000(4)              $ 0
CEO (5)
-----------------------------------------------------------------------------------------------
Anthony J.       2002  $  18,750    $ 0         $ 0        0                       $ 0
Feola (6)        2001  $ 225,000    $ 0         $ 0        100,000(4)              $ 0
-----------------------------------------------------------------------------------------------


(1) We do not currently have a Long-Term Incentive Plan or LTIP, and no payouts were made under any LTIP during the years 2003, 2002 or 2001. Except as noted in Note (3) below, the Named Executives were awarded warrants to purchase the number of shares of our common stock set forth in the table above in each of the years noted. We have no retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

(2) During the years ended September 30, 2002, 2001, the Named Executives received medical benefits under BICO's group insurance policy.

(3) We did not grant any warrants to the named executives during Fiscal 2002 or 2001.

(4) During Fiscal 2001, we extended warrants previously issued to the named executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the named executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes. However, the extended warrants did not appear in the "Option/Warrant Grant" Table, since, at the time of the extension, the exercise price of the warrants, which remained unchanged at $1.00 per share for the warrants extended in Fiscal 2000, and $.50 per share for the warrants extended in Fiscal 2001, was greater than or equal to the designated "market price" of the common stock, assumed to be $.50 per share, although there is currently no public trading market for the common stock. During Fiscal 2001, Fred E. Cooper's warrants to purchase 138,000 shares of our common stock at $.50 per share were extended until April 24, 2004; and Anthony J. Feola's warrants to purchase 100,000 shares of our common stock at $.50 per share were extended until April 24, 2004. During Fiscal 2000, Fred E. Cooper's warrants to purchase 213,500 shares of our common stock at $1.00 per share were extended until January 27, 2003.

(5) In addition, Mr. Cooper was paid salary and bonuses aggregating approximately $181,667 - which includes $15,000 in consulting fees and $692,000 by BICO and its other subsidiaries during calendar years 2002,2001 respectively.

(6) In addition, Mr. Feola was paid salary and bonuses aggregating approximately $109,071 and $558,850 by BICO during calendar years 2002 and 2001, respectively.

          Option/Warrant/SAR Grants in Last Fiscal Year

We did not grant any options, warrants or SARs to any of the named executives during fiscal 2003.

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

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management
                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Dominion Assets, LLC   11,975,000         52.1%      11,975,000       52.1%
22255 Whitfield Place
Suite 206
Potomac Falls, VA  20165

All directors and               0            *                0(6)
executive officers
as a group

* Less than one percent
________________________

(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of September 30, 2003, which was 22,980,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 2003. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 2003 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

Item 13. Certain Relationships and Related Transactions

Employment Relationships

Anthony Paterra, who is our CEO and a member of our board of directors, was also the CEO and chairman of the board for BICO.

Intercompany Agreements

Licensing and Marketing Agreement. We acquired the exclusive marketing rights for the noninvasive glucose sensor and related products and services from BICO in August 1989 in exchange for 8,000,000 shares of our common stock. That agreement was canceled with a cancellation dated November 18, 1991, and superseded by a purchase agreement dated November 18, 1991. The cancellation agreement provides that BICO retain the 8,000,000 shares of our common stock, which BICO received under the license and marketing agreement.

Purchase Agreement. We entered into a purchase agreement with BICO dated November 18, 1991. BICO conveyed to us its entire right, title and interest in the noninvasive glucose sensor and its development, including its extensive knowledge, technology and proprietary information. The conveyance includes BICO's patent received in December 1991.

In consideration of the conveyance of its entire right in the noninvasive glucose sensor and its development, BICO received $2,000,000. In addition, we may endeavor, at our own expense, to obtain patents on other inventions relating to the noninvasive glucose sensor. We also guaranteed BICO the right to use patented technology in the development of BICO's proposed implantable closed0loop system, arelated system in the early stages of development.

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

Research and Development Agreement. We are in the process of negotiating a termination of this contract with BICO.

Manufacturing Agreement. We are in the process of negotiating a termination of this contract with BICO.

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


                            PART IV

Item 14. Principal Accountant Fees and Services

There were no audit, audit related, tax or other fees to our principal accountants during fiscal years 2004 and 2003.

Item 15. Exhibits, Financial Statements and Reports on Form 8-K


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


(a)  Consolidated Financial Statements                           Page

     Report of Independent Accountants Goff Backa Alfera &
     Company, LLC....                                            F-1

     Consolidated Balance Sheets as of September 30, 2003;
     September 30, 2002. ...                                     F-3

     Consolidated Statements of Operations For the Fiscal
     Years Ended September 30, 2003, 2002, 2001; and July
     5, 1989 (inception) through September 30, 2003..            F-4

     Consolidated Statements of Changes in Stockholders'
     Equity for the period and from July 5, 1989 (inception)
     through September 30, 2003 . . . . .                        F-5

     Consolidated Statements of Cash Flows for the Fiscal
     Years Ended September 30, 2003, 2002, 2001; and July 5,
     1989 (inception) through September 30, 2003.                F-6

     Notes to Consolidated Financial Statements for the
     Fiscal Year Ended September 30, 2003........                F-7

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

10.15(5)  Letter of Resignation of director Anthony J. DelVicario

10.16(6)  Letter of Resignation of director John F. Steel,IV

10.17(7)  Letters of Resignation of directors Fred E. Cooper  and
          Anthony J. Feola

10.18(8)  Letter of Resignation of director Paul W. Stagg

(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-82796.
(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.
(3) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.
(4) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.
(5) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated February 11, 2002
(6) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated April 29, 2002
(7) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed July 29, 2002
(8) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed December 20, 2002
(9) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed Septembe 28, 2004


                           SIGNATURES

Based on the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January 2005.

                                   DIASENSE, INC.

                                   By:    /s/ Anthony Paterra
                                              Anthony Paterra, Director,
                                              principal executive
                                              officer, principal
                                              accounting officer and
                                              principal financial
                                              officer

Based on the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title               Date


 /s/Anthony Paterra           Director            January 7, 2005
    Anthony Paterra




               Goff, Backa, Alfera & Company, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                     3325 Saw Mill Run Blvd.
                         Pittsburgh, Pa

       Report of Independent Certified Public Accountants


Board of Directors
Diasense, Inc.


We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 2003 and 2002, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2003, and for the period from July 5, 1989 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

We  conducted  our  audits  in  accordance  with  the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures
in the financial statements.   An  audit  also includes assessing
the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of Diasense, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, and for the period from July 5, 1989 (inception) through September 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for the years ended September 30, 2002 and 2001 and from July 5, 1989 (inception) through September 30, 2003 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B.
The financial statements do not include any adjustments   that
might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

/s/Goff, Backa, Alfera & Company, LLC
Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
January 6, 2005

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  September 30,   September 30,
               ASSETS                                 2003           2002
                                                   -----------    -----------
Current assets
  Prepaid expenses                                 $         -    $       868
                                                   -----------    -----------
Property and equipment - at cost
  Furniture and fixtures                                     -         42,750
                                                  ------------    -----------
                                                             -         42,750
  Less accumulated depreciation                              -         42,709
                                                  ------------    -----------
                                                             -             41
                                                   -----------    -----------

Other Assets
  Investment                                                 -        160,461
  Security Deposit                                           -            238
                                                   -----------     ----------
                                                             -        160,699
                                                   -----------     ----------
               TOTAL ASSETS                        $         -    $   161,608
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $   43,099
  Due to BICO                                        1,954,936      2,630,184
  Accrued payroll and withholdings                           -        167,942
                                                   -----------    -----------
               Total current liabilities             1,959,936      2,841,225

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Sept. 30, 2003 and
   Sep. 30, 2002                                       229,801        229,801
  Additional paid-in capital                        33,327,775     30,018,353
  Warrants                                          12,009,202     15,318,624
  Deficit accumulated during the  development stage(47,526,714)   (48,246,395)
                                                    -----------    -----------
                                                    (1,959,936)    (2,679,617)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $   161,608
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2003    September 30, 2002  September 30, 2001   September 30, 2003
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
                                           $       -            $       -             $      -             $ 10,556,405

General and administrative expenses              96,173              356,230            1,195,550            16,876,759

Warrant extensions                                 -                    -                    -               17,890,676

Technology and patent rights acquired              -                    -                    -                2,650,000

Interest expense                                   -                    -                   1,196                11,725

Loss on unconsolidated subsidiaries                -                 229,821              240,166               575,412

Impairment Loss                                    -                 690,124                 -                  690,124

Amortization of Goodwill                           -                    -                 380,810               535,057

Other income                                   (284,974)             (62,100)             (62,159)           (1,042,997)

Other expense                                      -                    -                    -                   37,405

Gain from sale of MicroIslet Stock             (530,880)            (752,972)                -               (1,283,852)
                                           --------------       --------------       --------------       ---------------
Net income (loss)                          $    719,681         $ (  461,103)         $(1,755,563)       $  (47,496,714)
                                           ==============       ==============       ==============       ===============
Net income (loss) per common share         $       0.03         $      (0.02)         $     (0.08)       $        (2.30)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     For the period July 5, 1989 (inception) through September 30, 2003


                                                                                                           Deficit     Total
                                                                                                        Accumulated    Stock-
                                                                       Common    Additional              During the    Holders'
                                                  Common    Stock      Stock      Paid-in               Development    equity
                                                  Shares    Amount   Subscribed   Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in
   connection with obtaining License and
   Marketing Agreement                           8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -      -       4,625,000            -    4,625,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -      -           -      (10,336,514) (10,336,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,665,315  (26,349,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,640,468            -    7,640,468
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -  1,361,047           -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,018,258)  (9,018,258)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 26,982,811  12,305,783  (35,367,369)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,899,658  (41,932,206)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Warrants expired                                        -         -          -  2,400,000  (2,400,000)           -            -
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,292,071  15,524,658  (44,846,535)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -       6,333            -        6,333
 Warrants expired                                        -         -          -    377,625    (377,625)           -            -
 Net Loss                                                -         -          -          -           -     (487,756)    (487,756)
                                                ---------- --------- ---------- ----------  ----------    ---------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 29,669,696  15,381,904  (45,334,291)     (52,890)

 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Warrant expired                                         -         -          -    291,250    (291,250)           -            -
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$29,960,946 $15,320,832 $(46,029,729) $  (518,150)

 Warrants issued for services                            -         -          -          -      55,199            -       55,199
 Warrant extensions                                      -         -          -          -           -            -            -
 Warrant expired                                         -         -          -          -           -            -            -
 Net Loss                                                -         -          -          -           -   (1,755,563)  (1,755,563)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2001                  22,980,051  $229,801 $        -$29,960,946 $15,376,031 $(47,785,292) $(2,218,514)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
 Warrant expired                                         -         -          -     57,407     (57,407)           -            -
 Net Loss                                                -         -          -          -           -     (461,103)    (461,103)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2002                  22,980,051  $229,801 $        -$30,018,353 $15,318,624 $(48,246,395) $(2,679,617)
                                                ========== ========= ========== ==========  ==========  ===========   ===========
 Warrant expired                                         -         -          -  3,309,422  (3,309,422)           -            -
 Net Income (Loss)                                       -         -          -          -           -      719,681      719,681
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2003                  22,980,051  $229,801 $        -$33,327,775 $12,009,202 $(47,526,714) $(1,959,936)
                                                ========== ========= ========== ==========  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended   (inception) thru
                                         September 30, 2003    September 30, 2002  September 30, 2001   September 30, 2003
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net income (loss)                          $     719,681         $  (461,103)        $ (1,755,563)       $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                         41               2,579                5,692                90,047
  Amortization                                        -                   -                380,810               535,057
  Impairment loss                                     -               690,124                  -                 704,491
  Gain on sale of MicroIslet stock               (530,880)           (752,972)                 -              (1,283,852)
  Loss on unconsolidated subsidiaries                 -               229,821              240,166               575,412
  Stock issued in exchange for services               -                   -                    -                 138,950
  Stk issued for License & Marketing Agreement        -                   -                    -                  80,000
  Warrants issued for services                        -                   -                 55,199               513,915
  Warrant extensions                                  -                   -                    -              17,890,676
  Inventory deposit - BICO                            -                   -                    -              (1,000,000)
  (Increase) decrease in prepaid expenses             868                 382               (1,250)                  -
  Decrease in rec. due from BICO Sub.                 -                   -                 19,838                   -
  Increase (decrease)in accounts payable          (38,099)             34,337                8,762                 5,000
  Increase (decrease) in accrued payroll
    and withholdings                             (167,942)            122,171              (46,069)                  -
  Decrease in other assets                            239              17,012                  -                     -
                                               -------------        -------------     -------------        -------------
Net cash used in operating activities             (16,092)           (117,649)          (1,092,415)          (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment                  -                   -                    -               175,000
  Purchase of property and equipment                  -                   -                    -              (279,413)
  Investment - MicroIslet                             -                   -               (700,000)         (1,600,000)
  Investment - Diabecore                              -                   -               (486,684)           (987,468)
  Proceeds from sale of MicroIslet stock          691,340           1,379,386                  -             2,070,726
  (Increase)in notes rec-related parties              -                   -                    -              (125,000)
  (Increase)in interest rec-related parties           -                   -                    -               (13,538)
                                               -------------        -------------     -------------        -------------
Net cash provided by (used in) investing
          activities                              691,340           1,379,386           (1,186,684)           (759,693)

Cash flows from financing activities:
  Advances to BICO                                    -                   -                   -             (7,498,369)
  Repayment of advances to BICO                       -                   -                   -              9,203,493
  Advances from BICO, net                             -               104,246           2,166,001           14,496,167
  Repayment of advances from BICO                (675,248)         (1,365,983)                -             (2,041,231)
  Proceeds from issuance of common stock              -                   -                   -             10,971,834
  Proceeds from issuance of common stk to BICO        -                   -                   -              4,200,000
  Proceeds from warrants exercised                    -                   -                   -                118,066
  Purchase from treasury stock                        -                   -                   -                (35,000)
  Proceeds from Regulation S                          -                   -                   -                288,751
  Proceeds from issuance of notes payable             -                   -                   -                303,000
                                               -------------       --------------     ------------         -------------
Net cash (used in)provided by fin. activities    (675,248)         (1,261,737)          2,166,001           30,006,711
                                               -------------       --------------     ------------         -------------
Net increase(decrease)in cash and cash equiv.         -                   -              (113,098)                 -
Cash and cash equivalents at beg of period            -                   -               113,098                  -
                                               -------------       --------------     ------------         -------------
Cash and cash equivalents at end of period     $      -            $      -           $       -           $        -
                                               =============       ==============     ============         =============

The accompanying notes are an integral part of this statement.
F-6


                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 2003

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

1.   ORGANIZATION

Diasense, Inc. (Diasense) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of BICO, Inc. (BICO). BICO owned approximately 52% of the stock of Diasense until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC.(see Note L) Diasense's activities have been focused on developing a noninvasive glucose sensor (the Sensor). The Sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample. However, all of these activities were curtailed when BICO ceased operations and filed for Chapter 11 bankruptcy in March 2003.

The consolidated financial statements include the accounts of Diasense UK LTD., a 100% owned subsidiary of Diasense, Inc. as of September 30, 2003. All significant intercompany accounts and transactions have been eliminated.

2.   CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, Diasense considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

3.   PROPERTY AND EQUIPMENT

Property and equipment are accounted for at cost and are depreciated over their estimated useful lives (37 years for property and 10 years for equipment) on a straight-line basis. The carrying value of property and equipment is reduced for impairment losses determined by management. Assets no longer used in operations are written down to their fair market value.

4.   INCOME TAXES

Diasense previously adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, the adoption of FAS 109 had no effect on the financial statements of Diasense.

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

6.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding, which amounted
to 22,980,051  for  the  years  ended  September  30,  2003   and
September 30, 2002 and September 30, 2001. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September 30, 2003, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the income (loss)per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included Diasense's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 2003 amounted to 20,618,721.

7.   RESEARCH AND DEVELOPMENT

All research and development costs incurred by Diasense, or by BICO on its behalf, are charged to operations as incurred.
Patent and technology rights acquired from BICO have also been written off as a charge to operations.

8.   TREASURY STOCK

Diasense records treasury stock transactions using the par value method.

9.   INTERCOMPANY ACTIVITY

Certain expenses were allocated by management between Diasense, BICO and BICO's subsidiaries. These expenses are reimbursed to the paying entity through the use of intercompany accounts, which accounts were also used to account for non-interest bearing cash advances between the companies.

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


NOTE B - OPERATIONS

Diasense has discontinued development of the Sensor and has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to restore and maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the
successful  development of the Sensor technology.   Diasense  has
had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. As discussed in Note C, the proceeds from the sale of MicroIslet stock, during the years ended September 30, 2002 and 2003, were used to reduce the amount payable to BICO.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through September 30, 2003 and has a significant accumulated deficit as of September 30, 2003, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

Effective January 1, 2002, Fred E. Cooper, Former CEO and Anthony
J. Feola, Diasense's Former Chief Operating Officer, agreed to waive any rights to compensation through December 31, 2002. In
July  2002, both   Mssrs  Cooper  and  Feola  resigned  as  both
officers and directors of BICO and all of BICO's affiliates including
Diasense.

NOTE C - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

There were no additional investments during the years ended September 30, 2002 and 2003 in MicroIslet, Inc., an investment interest initially acquired during the fiscal year ended
September  30, 2000.   MicroIslet  is a California company, which
has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

The Company's ownership percentage as of March 31, 2002 in MicroIslet, Inc. was 20.21%. When MicroIslet raised additional capital through the sale of stock during the first quarter of fiscal year 2002, the Company was issued additional shares in order to maintain an ownership percentage of 20.21%. As a result of this transaction, the Company's share of the underlying net assets of MicroIslet increased by $179,364 with a corresponding decrease in goodwill. In April 2002, MicroIslet participated in a merger with ALD Services, Inc., a publicly traded company also
known  as ALDI.   In  connection with the merger, Diasense, along
with the other MicroIslet shareholders,  consented  to  a forward
stock split  of  MicroIslet   stock where each common shareholder
received 3.1255  shares  of MicroIslet common stock for every one
share owned.   As a result, Diasense received 3,465,451 shares of
MicroIslet common stock.  All the common shareholders  maintained
their   same percentage ownership. Diasense, along with the other
MicroIslet shareholders, also approved a merger with ALDI. As a result of the merger, each MicroIslet common shareholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned. After the merger, Diasense owned approximately 15.3% of restricted ALDI stock. In May 2002, ALDI changed its name to MicroIslet, Inc. and its trading symbol to MIIS.OB. Because the Company's ownership percentage went below 20% and because the Company was not represented on the board of directors of MicroIslet, this investment was reported on the cost basis at September 30, 2002 and no longer reported under the equity method. Also, the investment is no longer classified as an investment in an unconsolidated subsidiary as of September 30, 2002. This change in reporting method and classification had no effect on the carrying value of the investment.

In July 2002, Diasense sold 1,000,000 shares of MicroIslet common stock for $500,000 and an additional 1,758,772 shares were sold in September 2002 for $879,386. The purchasers of the stock are not affiliated with the Company, its subsidiaries or any of its officers and directors. A gain of $752,973 was recognized as a result of these sales. The proceeds from the sales were used to reduce the amount owed by Diasense to BICO. As of September 30, 2002 Diasense owned 706,679 shares of MicroIslet common stock recorded at a carrying value of $160,461.In December 2002, Diasense sold the balance of its 706,679 shares of MicroIslet stock for an aggregate of $691,340 which was used to reduce its payable to BICO.

There  were  no additional investments during the  year  ended
September 30, 2002 and 2003 in Diabecore Medical,   Inc.,   an
unconsolidated  subsidiary interest initially acquired  during
the  fiscal  year  ended September 30,  2000.   The  Company's
ownership percentage as of September 30, 2002 and 2003 in Diabecore Medical,Inc. was approximately 24%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

Although the investment in MicroIslet was being reported on the cost basis at September 30, 2002, both investments had previously been reported on the equity basis and differences in the investment and the underlying net assets of the unconsolidated subsidiaries were capitalized as part of the investment in unconsolidated subsidiaries. These differences had previously been amortized as goodwill over a 5-year
period.   However, Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" became effective for the Company's financial statements as of October 1, 2001 and, under this provision, goodwill is no longer
amortized.   As  a  result of management's evaluation  of  the
Diabecore investment for the quarter ended September 30, 2002,
an   impairment  loss  was  recognized  to  write  it  off  in
accordance with SFAS No. 142.

NOTE  D  - Goodwill and Other Intangible Assets - Adoption  of
           Statement 142

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB Opinion No. 17 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this provision, goodwill associated with the Company's investments in unconsolidated subsidiaries will no longer be amortized. These assets will be evaluated on a periodic basis to determine if an impairment loss needs to be recorded. The provisions of this statement became effective for the Company's fiscal year ending September 30, 2002. A summary of the impact of the implementation of SFAS 142 follows:


                      For the year        For the year     From July 5, 1989
                         ended               ended        (inception)through
                      Sept. 30, 2002      Sept. 30, 2001   Sept. 30, 2003
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
                      =============       =============    ==================


NOTE E - LEASE

In December 1998 Diasense sold its building and leased it back under an agreement which required monthly rent of $5,750 for five
years  beginning  on  January  1, 1999.   Minimum  rental
payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2002 and 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement. At September 30, 2003 the security deposit had been used to partially offset the amount due on this lease. Subsequent to September 30, 2003 Diasense and the landlord agreed to settle all obligations under this lease for a total payment of $5,000.

NOTE F - OTHER INCOME

Other income for the year ended September 30, 2003 includes $269,449 in forgiveness of debt and $15,525 of rental income. Other income for the years ending September 30, 2002 and 2001 consists of $62,100, and $62,100 of rental income for their respective periods. The total rental income for the years ended September 30, 2003, 2002 and 2001, was from BICO and its subsidiaries for office space.

NOTE G - INCOME TAXES

As of September 30, 2003, Diasense has available approximately $26 million of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2021. Diasense also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013. The ability to utilize these carry forwards are significantly limited or eliminated due to the change in ownership which occured in May 2004.

Diasense has temporary differences arising from different methods of accounting for the costs of patent and technology rights for financial statement and tax purposes. For financial statement purposes, these costs have been charged to operations. For tax purposes, the costs of approximately $2,650,000 have been capitalized and are being amortized over seventeen years. Also, the fair market value of warrant extensions have been recorded and expensed for financial statement purposes in the amount of $17,945,875 as of September 30, 2002, and 2003. For tax
purposes, warrants are not recorded until the warrants are exercised.

Diasense has not reflected any future income tax benefits for these temporary differences or for net operating loss and credit carryforwards because of the uncertainty as to their realization. Accordingly, the adoption of FAS 109 had no effect on the financial statements of Diasense.

The  following  is  a  summary of the composition  of  Diasense's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 2003 and 2002:

                                  2003        2002

   Net Operating Loss       $8,897,860     $8,986,851
   Warrant Expense           6,111,310      6,111,310
   Patent Amortization         331,340        331,340
   Tax Credit Carry Forward    700,000        700,000
                             ----------    ----------
                            16,040,510     16,129,501
   Valuation Allowance     (16,040,510)   (16,129,501)
                             ----------    ----------
   Net Deferred Tax Asset   $        0     $        0
                             ==========    ==========

The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                Deferred    Increase (Decrease)
                                  Tax       in Valuation
                                Benefit     Allowance        Net


Year Ended September 30, 2003  $     88,991    $   (88,991)   $0
Year Ended September 30, 2002  $   (156,007)   $   156,007    $0
Year Ended September 30, 2001  $   (389,830)   $   389,830    $0
Year Ended September 30, 2000  $   (122,436)   $   122,436    $0
Year Ended September 30, 1999  $   (203,637)   $   203,637    $0
From July 5, 1989 (inception)
   through September 30, 2003  $(16,040,510)   $16,040,510    $0


NOTE H - RELATED PARTY TRANSACTIONS

1.   INTERCOMPANY ACTIVITY

For the fiscal years ended September 30, 2003, 2002 and 2001, net intercompany charges from BICO and its subsidiaries to Diasense were $0, $104,246 and $2,166,001, respectively. In the fiscal years ended September 30, 2003 and 2002 Diasense repaid $675,248 and $1,365,983 respectively to BICO.

2.  ACCRUED PAYROLL

Total accrued wages at September 30, 2002 included $128,042 to Mr. Cooper our former CEO and director and $37,500 to TJ Feola, a former director. Mr. Cooper and Mr. Feola resigned their positions in July 2002 and subsequently released Diasense from these claims for prior wages.

NOTE I - COMMITMENTS AND CONTINGENCIES

During April 1998, BICO and its affiliates, including Diasense, were served with subpoenas requesting documents in connection with an investigation by the U.S. Attorneys' office for the District Court for the Western District of Pennsylvania. In July 2002, the Company was notified that this investigation was concluded with no charges against BICO or its subsidiaries.

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

Common Stock Warrants

At September 30, 2003, Diasense has reserved 10,575,800 shares of
Diasense's   unissued  common  stock  for  warrants  which   were
outstanding and exercisable. The fiscal years in which warrants expire are as follows:

     Warrant Expiration Fiscal Year          Number of Shares

               2004                             5,649,750
               2005                             2,143,000
               2006                               500,000
                                               ----------
                                                8,292,750
                                               ==========

The following is a summary of warrant transactions during fiscal years ended September 30,


                           2003          2002       2001       2000        1999
Outstanding beginning     10,575,800  10,635,013   10,463,013  8,644,113  6,676,513
 of year

Granted during the year            0           0      500,000  2,085,000  2,070,000

Canceled during the year  (2,283,050)    (59,213)    (328,000)  (266,100)  (102,400)

                          ----------  ----------    ---------  ---------  ---------
Outstanding, and           8,292,750  10,575,800   10,635,013 10,463,013  8,644,113
eligible for exercise.    ==========  ==========    =========  =========  =========

There were no warrants issued or extended during the fiscal years ended September 30, 2002 and 2003.

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

Cash paid for interest and income taxes were as follows:

                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,2003         30,2002     30,2001         30,2003

Interest Paid        $    0          $    0      $     0         $11,725
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======


NOTE L - SUBSEQUENT EVENTS

On July 23, 2004, BICO sold its entire ownership interest (approximately 52%) to Dominion Assets, LLC.

Inn connection with this transaction, the intercompany payable from Diasense to BICO was assigned to Dominion Assets, LLC. This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principal amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion Assets, LLC agreed not to demand payment for a period of 180 days folloing the effective date of the amendment.

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