Form 10-Q
period 2003-12-31
DIASENSE INC/PA
filed 2005-01-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                  December 31, 2003

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

                    Yes            No   X

     As of December 31, 2003, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                  December 31,   September 30,
               ASSETS                                 2003           2003
                                                   -----------    -----------
Current assets                                     $         -    $         -

Other assets
  Investment                                                 -              -
                                                   -----------    -----------

               TOTAL ASSETS                        $         -    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $   43,099
  Due to BICO                                        1,954,936      1,954,936
                                                   -----------    -----------
               Total current liabilities             1,954,936      1,959,936



Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Dec. 31, 2003 and
   Sep. 30, 2003                                       229,801        229,801
  Additional paid-in capital                        35,373,206     33,327,775
  Warrants                                           9,963,771     12,009,202
  Deficit accumulated during the  development stage(47,526,714)   (47,526,714)
                                                    -----------    -----------
                                                    (1,959,936)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the                 For the              From July 5, 1989
                                          three months ended      three months ended        (inception) thru
                                           December 31, 2003       December 31, 2002         December 31, 2003
                                          ------------------      ------------------        ------------------


Research and development expenses         $    -                  $         -                  $ 10,556,405

General and administrative expenses            -                          94,025                 16,876,759

Warrant extensions                             -                            -                    17,890,676

Technology and patent rights acquired          -                            -                     2,650,000

Interest expense                               -                            -                        11,725

Loss on unconsolidated subsidiaries            -                            -                       575,412

Impairment Loss                                -                            -                       690,124

Amortization of Goodwill                       -                            -                       535,057

Other income                                   -                         (15,525)                (1,042,997)

Other expense                                  -                            -                        37,405

Gain from sale of MicroIslet Stock             -                        (530,880)                (1,283,852)
                                          ---------------         -----------------         ------------------
Net income (loss)                         $    -                  $      452,380               $(47,496,714)
                                          ===============         =================         ==================
Net income (loss) per common share        $   0.00                $         0.02               $      (2.36)
                                          ===============         =================         ==================

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                 For the               For the               From July 5, 1989
                                            three months ended      three months ended       (inception) thru
                                            December 31, 2003       December 31, 2002        December 31, 2003
                                           -------------------     -------------------      -------------------

Cash flows from operating activities:
 Net income (loss)                             $    -                 $     452,380            $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                      -                            41                    90,047
  Amortization                                      -                          -                      535,057
  Impairment loss                                   -                          -                      704,491
  Gain on sale of MicroIslet stock                  -                      (530,880)               (1,283,852)
  Loss on unconsolidated subsidiaries               -                          -                      575,412
  Stock issued in exchange for services             -                          -                      138,950
  Stk issued for License & Marketing Agreement      -                          -                       80,000
  Warrants issued for services                      -                          -                      513,915
  Warrant extensions                                -                          -                   17,890,676
  Inventory deposit - BICO                          -                          -                   (1,000,000)
  (Increase) decrease in prepaid expenses           -                          (392)                     -
  Increase in accounts payable                      -                        63,408                     5,000
  (Increase) decrease in other assets               -                           238                      -
                                           -------------------     -------------------      -------------------
Net cash used in operating activities               -                       (15,205)              (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment                -                          -                      175,000
  Purchase of property and equipment                -                          -                     (279,413)
  Investment - MicroIslet                           -                          -                   (1,600,000)
  Investment - Diabecore                            -                          -                     (987,468)
  Proceeds from sale of MicroIslet stock            -                       691,340                 2,070,726
  (Increase) in notes rec-related parties           -                          -                     (125,000)
  (Increase) in interest rec-related parties        -                          -                      (13,538)
                                           -------------------     -------------------      -------------------
Net cash used in investing activities               -                       691,340                  (759,693)

Cash flows from financing activities:
  Advances to BICO                                  -                          -                    (7,498,369)
  Repayment of advances to BICO                     -                          -                     9,203,493
  Advances from BICO, net                           -                          -                    14,496,167
  Repayment of advances from BICO                   -                      (675,248)                (2,041,231)
  Proceeds from issuance of common stock            -                          -                    10,971,834
  Proceeds from issuance of common stk to BICO      -                          -                     4,200,000
  Proceeds from warrants exercised                  -                          -                       118,066
  Purchase from treasury stock                      -                          -                       (35,000)
  Proceeds from Regulation S                        -                          -                       288,751
  Proceeds from issuance of notes payable           -                          -                       303,000
                                           -------------------     -------------------      -------------------
Net cash (used in)financing activities              -                      (675,248)                30,006,711
                                           -------------------     -------------------      -------------------
Net increase in cash and cash equiv.                -                           887                       -
Cash and cash equivalents at beg of period          -                          -                          -
                                           -------------------     -------------------      -------------------
Cash and cash equivalents at end
    of period                              $        -              $           -            $             -
                                           ===================     ===================      ===================

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

NOTE B - Organization

The  Company was incorporated on July 5, 1989 as  a  wholly-
owned   subsidiary  of  BICO,  Inc.  (parent).   BICO  owned
approximately  52  percent of the stock of the Company until
July 23, 2004   when   BICO   sold   its   entire  ownership
interest to Dominion Assets, LLC. The Company s activities have been focused on developing a noninvasive glucose sensor (Sensor). The sensor would use electromagnetic technology to measure glucose levels in blood without requiring the user to
take a blood   sample.  However,  all  of  these  activities
were curtailed when BICO ceased operations and filed for Chapter 11 bankruptcy in March 2003.

NOTE C - Income - Net Loss - Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 2003 and December 31, 2002, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to December 31, 2003, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company s financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,680,858 for the period from July 5, 1989 (inception) to December 31, 2003.

NOTE D - Operations

Diasense has discontinued development of the Sensor and has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to restore and maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO s bankruptcy in March 2003, Diasense s operations were funded by advances from BICO. The proceeds from the sale of MicroIslet stock, during the three months ended December 31, 2002, were used to reduce the amount payable to BICO.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through December 31, 2003 and has a significant accumulated deficit as of December 31, 2003, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore
BICO s ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO s bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

NOTE E - Investments

In December 2002, Diasense sold its remaining 706,679 shares of MicroIslet common stock for $691,340. A gain of $530,879 was recognized as a result of this sale. $561,340 of the proceeds from the sale was used to reduce the amount owed by Diasense to BICO.

NOTE F - Other Income

Other income for the three months ended December 31, 2003 includes $15,525 of rental income from BICO for office space.

NOTE G - Subsequent Events

On July 23, 2004, BICO sold its entire ownership interest
(approximately 52%) to Dominion Assets, LLC.

In connection with this transaction, the intercompany payable from Diasense to BICO was assigned to Dominion
Assets, LLC. This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC the demand note was amended effective September 28, 2004.
Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8 percent per annum. The indebtedness is collateralized by all of Diasense s assets. Dominion Assets, LLC agreed to the amendment.

On September 29, 2004, Diasense entered into a non-circumvention and consulting fee agreement with Keith R.
Keeling, President of Dominion Assets, LLC (Diasense s majority shareholder). Under the terms of the agreement Mr.
Keeling will assist in the sale of Diasense assets and will receive upon funding of any such sale a fee equal to 5% of the sale proceeds. Diasense agreed to work exclusively through Mr. Keeling in connection with its sales of assets.


Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Our entire funding for the three months ended December
31, 2003 of $691,340 came from the sale of our remaining shares of MicroIslet stock. We used $675,248 to repay advances previously received from BICO. The remaining cash was used to pay accounts payable.

     Because we still don t have any revenue sources, we will have to find additional financing that we ll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. We ve had to stop all our activity, and we won t be able to re-start it unless we can raise our own money. If we are not able to obtain additional financing of approximately $100,000 we will not be able to resume operations.

Results of Operations

     We did not have any operations during the three months ended December 31, 2003.

     General  and  administrative expenses  totaled  $94,025
during the three months ended December 31, 2002. The decrease resulted primarily from the cessation of our operations due to cash shortages.

     In the three months ended December 31, 2002, we recognized a gain of $530,880 when we sold our remaining
MicroIslet stock. Those funds were used primarily to offset the amounts we owe BICO.

     Other income for the three months ended December 31, 2002 includes $15,225 of rental income from BICO.

Other Significant Events

     In connection with the purchase of the 52percent ownership of Diasense on July 23, 2004 by Dominion Assets, LLC from BICO.
The intercompany payable from Diasense to BICO was assigned to Dominion Assets, LLC. This liability was documented by a note payable on demand without interest.

     After demand for payment was made by Dominion Assets, LLC. The demand note was amended effective September 28, 2004. Under the terms of the amended demand note, Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8 percent per annum. The indebtedness is collateralized by all of Diasense s assets. Dominion Assets, LLC agreed not to demand payment for a period of 180 days following the effective date of the amendment.


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


                              DIASENSE, INC.

                              By /s/ Anthony Paterra
                                     Anthony Paterra
                                     Chief Executive Officer
                                     and Director (principal
                                     executive officer,
                                     principal financial
                                     officer and principal
                                     accounting officer)