Form 10-Q
period 2004-03-31
DIASENSE INC/PA
filed 2005-01-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  March 31, 2004

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

                    Yes            No   X

     As  of  March 31, 2004, 22,980,051 shares of  Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    March 31,   September 30,
               ASSETS                                 2004           2003
                                                   -----------    -----------
Current assets                                     $         -    $         -

Other Assets
  Investment                                                 -              -
                                                   -----------     ----------
               TOTAL ASSETS                        $         -    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $    5,000
  Due to BICO                                        1,954,936      1,954,936
                                                     -----------    -----------
               Total current liabilities             1,959,936      1,959,936

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at March 31, 2004 and
   Sep. 30, 2003                                       229,801        229,801
  Additional paid-in capital                        37,418,637     33,327,775
  Warrants                                           7,918,340     12,009,202
  Deficit accumulated during the  development stage(47,526,714)   (47,526,714)
                                                    -----------    -----------
                                                    (1,959,936)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the six months ended    For the three months ended         From July 5, 1989
                                              March 31,                    March 31,                    (inception) thru
                                          2004        2003            2004             2003              March 31, 2004
                                       ---------    ---------      ----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -          $      -             $ 10,556,405

General and administrative expenses        -           96,173            -                2,147            16,876,759

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                           -             -               -                 -                   11,725

Loss on unconsolidated subsidiaries        -             -               -                 -                  575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                               -         (284,974)           -             (269,449)           (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of MicroIslet Stock         -         (530,880)           -                 -               (1,283,852)
                                       ----------   ---------     -----------       --------------      ---------------
Net income (loss)                     $    -       $  719,682     $      -          $   267,302          $(47,496,714)
                                       ==========   =========     ===========       =============       ===============
Net income (loss) per common share    $    -       $     0.03     $      -          $       .01          $      (2.29)
                                       ==========   =========     ===========       =============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the six months ended     For the three months ended   From July 5, 1989
                                        March 31,         March 31,  March 31,          March 31,  (inception) thru
                                          2004              2003        2004                2003     March 31, 2004
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                       $       -    $   719,681    $       -       $  267,302     $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                   -             41            -                -             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -
           704,491
  Gain on sale of MicroIslet stock               -       (530,880)           -                -         (1,283,852)
  Loss on unconsolidated subsidiaries            -              -            -                -            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                   -              -            -                -            513,915
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  (Increase) decrease in prepaid expenses        -            868            -            1,260                  -
  Decrease (increase) in rec. due from
    BICO subsidiaries                            -              -            -                -                  -
  Increase (decrease)in accounts payable         -        (38,099)           -         (101,507)             5,000
  Increase (decrease) in accrued payroll
    and withholdings                             -       (167,942)           -         (167,942)                 -
  Increase in other assets                       -            239            -                -                  -
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided for (used in)
    operating activities                         -        (16,092)           -             (887)       (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment             -              -            -                -           (279,413)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of MicroIslet stock         -        691,340            -                -          2,070,726
  Increasein notes rec-related parties           -              -            -                -           (125,000)
  Increasein interest rec-related parties        -              -            -                -            (13,538)
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities            -        691,340            -                -           (759,693)

Cash flows from financing activities:
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -              -            -                -         14,496,167
  Repayment of advances from BICO                -       (675,248)           -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided by (used in)financing
    activities                                   -       (675,248)           -                -         30,006,711
                                          ----------     ---------     ---------      -----------  ----------------
Net decrease in cash and cash equiv.             -              -            -             (887)                 -
Cash and cash equivalents at beg of period       -              -            -              887                  -
                                          ----------     ---------     ---------      -----------  ----------------
Cash and cash equivalents at end
    of period                             $      -       $      -      $     -        $       -     $            -
                                          ==========     =========     =========      ===========   ===============

The accompanying notes are an integral part of this statement.




                    DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

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

NOTE C - Net Loss Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 2004 and March 31, 2003, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to March 31, 2004, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company s financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,740,877 for the period from July 5, 1989 (inception) to March 31, 2004.

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

Diasense has incurred significant losses and negative cash flows from operations from inception through March 31, 2004 and has a significant accumulated deficit as of March 31, 2004, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO s ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO s bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

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

Results of Operations

      We did not have any operations during the six months ended March 31, 2004.

      General  and  administrative expenses totaled  $96,172
during the six months ended March 31, 2003. The decrease resulted primarily from the cessation of our operations due to cash shortages.

     In the three months ended March 31, 2003, we recognized a gain of $530,880 when we sold our remaining MicroIslet stock. Those funds were used primarily to offset the amounts we owe BICO.

Other  income  for  the  six months  ended  March  31,  2003 includes $269,449 in forgiveness of debt and $15,225 of rental income from BICO.

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


                              DIASENSE, INC.

                              By /s/ Anthony Paterra
                                   Anthony Paterra
                                   CEO and Director
                                   (principal
                                   executive officer,
                                   principal financial
                                   officer and principal
                                   accounting officer)