Form 10-Q
period 2004-06-30
DIASENSE INC/PA
filed 2005-01-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  June 30, 2004

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

                    Yes            No   X

     As  of  June  30, 2004, 22,980,051 shares of  Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    June 30,     September 30,
               ASSETS                                 2004           2003
                                                   -----------    -----------
Current assets                                     $         -    $         -

Other Assets
  Investment                                                 -              -
                                                   -----------     ----------
               TOTAL ASSETS                        $         -    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $    5,000
  Due to BICO                                        1,954,936      1,954,936
                                                     -----------    -----------
               Total current liabilities             1,959,936      1,959,936

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at June 30, 2004 and
   Sep. 30, 2003                                       229,801        229,801
  Additional paid-in capital                        39,464,068     33,327,775
  Warrants                                           5,872,909     12,009,202
  Deficit accumulated during the  development stage(47,526,714)   (47,526,714)
                                                    -----------    -----------
                                                    (1,959,936)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the nine months ended   For the three months ended         From July 5, 1989
                                               June 30,                     June 30,                    (inception) thru
                                          2004        2003            2004             2003              June 30, 2004
                                       ---------    ---------     -----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -          $      -             $ 10,556,405

General and administrative expenses        -           96,173            -                 -               16,876,759

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                           -             -               -                 -                   11,725

Loss on unconsolidated subsidiaries        -             -               -                 -                  575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                               -         (284,974)           -                 -               (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of MicroIslet Stock         -         (530,880)           -                 -               (1,283,852)
                                       ----------   ---------     -----------       -----------         ---------------
Net income (loss)                     $    -       $  719,682     $      -          $      -             $(47,496,714)
                                       ==========   =========     ===========       ===========         ===============
Net income (loss) per common share    $    -       $     0.03     $      -          $      -             $      (2.28)
                                       ==========   =========     ===========       ===========         ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the nine months ended    For the three months ended   From July 5, 1989
                                         June 30,         June 30,    June 30,           June 30,  (inception) thru
                                          2004              2003        2004                2003      June 30, 2004
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                       $       -    $   719,681    $       -       $        -     $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                   -             41            -                -             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock               -       (530,880)           -                -         (1,283,852)
  Loss on unconsolidated subsidiaries            -              -            -                -            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                   -              -            -                -            513,915
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  (Increase) decrease in prepaid expenses        -            868            -                -                  -
  Decrease (increase) in rec. due from
    BICO subsidiaries                            -              -            -                -                  -
  Increase (decrease)in accounts payable         -        (38,099)           -                -              5,000
  Increase (decrease) in accrued payroll
    and withholdings                             -       (167,942)           -                -                  -
  Increase in other assets                       -            239            -                -                  -
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided for (used in)
    operating activities                         -        (16,092)           -                -        (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment             -              -            -                -           (279,413)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of MicroIslet stock         -        691,340            -                -          2,070,726
  Increasein notes rec-related parties           -              -            -                -           (125,000)
  Increasein interest rec-related parties        -              -            -                -            (13,538)
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities            -        691,340            -                -           (759,693)

Cash flows from financing activities:
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -              -            -                -         14,496,167
  Repayment of advances from BICO                -       (675,248)           -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided by (used in)financing
    activities                                   -       (675,248)           -                -         30,006,711
                                          ----------     ---------     ---------      -----------  ----------------
Net decrease in cash and cash equiv.             -              -            -                -                  -
Cash and cash equivalents at beg of period       -              -            -                -                  -
                                          ----------     ---------     ---------      -----------  ----------------
Cash and cash equivalents at end
    of period                             $      -       $      -      $     -        $       -     $            -
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

NOTE C - Net Loss Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 2004 and June, 2003, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to June 30, 2004, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,798,884 for the period from July 5, 1989 (inception) to June 30, 2004.

NOTE D - Operations

Diasense has discontinued development of the Sensor and has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to restore and maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. The proceeds from the sale of MicroIslet stock, during the nine months ended June 30, 2003, were used to reduce the amount payable to BICO.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through June 30, 2004 and has a significant accumulated deficit as of June 30, 2004, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

NOTE E - Investments

In December 2002, Diasense sold its remaining 706,679 shares of MicroIslet common stock for $691,340. Again of $530,879 was recognized as a result of this sale. $561,340 of the proceeds from the sale was used to reduce the amount owed by Diasense to BICO.

NOTE F - Other Income

Other income for the nine months ended June 30, 2003 includes $269,449 in forgiveness of debt and $15,525 of rental income from BICO for office space.

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


Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Our entire funding for the nine months ended June 30, 2003 of $691,340 came from the sale of our remaining shares of MicroIslet stock in the three months ended December 31, 2003. We used $675,248 to repay advances previously received from BICO. The remaining cash was used to pay accounts payable.

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

Results of Operations

      We did not have any operations during the nine months ended June 30, 2004.

      General  and  administrative expenses totaled  $96,172
during the nine months ended June 30, 2003. The decrease resulted primarily from the cessation of our operations due to cash shortages.

     In the nine months ended June 30, 2003, we recognized a gain of $530,880 when we sold our remaining MicroIslet stock. Those funds were used primarily to offset the amounts we owe BICO.

     Other  income for the nine months ended June  30,  2003
includes $269,449 in forgiveness of debt and $15,225 of rental income from BICO.

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