Form 10-K
period 2004-09-30
DIASENSE INC/PA
filed 2005-01-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

 For the Fiscal Year Ended 09/30/2004 Commission File Number 0-26504

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

As of January 7, 2005, 22,980,051 shares of Common Stock, par value $.01 per share were outstanding. As of January 7, 2005, no shares of Preferred Stock were outstanding.
Exhibit index is located on page 21.




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

BICO's initial research and development with insulin pumps led to a theory by which blood glucose levels could be detected noninvasively by correlating points on the infrared spectrum that are reflected by electromagnetic energy through the skin. BICO studied this method in 1986 and 1987 using laboratory instruments and working with consultants at Battelle Memorial Institute in Columbus, Ohio. The results of the studies provided information regarding the use of infrared light in the noninvasive measurement of glucose. The information from the studies, along with later additional work, led to a patent application by BICO's research team in 1990. A patent covering the method was granted to BICO's research team and assigned to Diasense in December 1991. We purchased those patent rights from BICO under a purchase agreement. BICO filed a second patent application in December 1992, which was granted in January 1995. That second filing contained new claims, which extended the coverage of the patent based on additional discoveries and data obtained since the original patent was filed. BICO assigned the rights to that
patent to us.   BICO developed additional concepts to improve the
capability of the instrument to recognize blood glucose, and, in May 1993, filed corresponding patent applications. As of November 2002, a total of 14 U.S. patents and three foreign patents have been issued, with additional patent applications pending. BICO has the right to develop and manufacture sensors based on contracts with us. However we are in the process of negotiating a termination of these contracts with BICO. If and when we obtain FDA approval and adequate financing we will consider manufacturing the Sensor in house or use contract manufacturers.

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

We do not currently have any research and development and manufacturing facilities. We have a month to month lease for limited administrative space. If we resume operations we will require space, we believe such space will be available at reasonable commercial rates, as long as we have the funds to pay for it.

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

                FISCAL YEARS ENDED SEPTEMBER 30th

                 2004         2003         2002          2001        2000

 Total        $        0   $        0   $  161,608   $1,727,940   $1,299,610
 Assets

 Total
 Liabilities  $1,959,936   $1,959,936   $2,841,225   $3,946,454   $1,817,760
 Working
 Capital
 (Deficit)   ($1,959,936) ($1,959,936) ($2,679,617) ($3,945,204) ($1,704,662)


 Total
 Revenues     $        0   $        0   $        0   $        0   $        0

 General and
 Administrative
 Expenses     $        0   $   96,173   $  356,230   $1,195,550   $1,956,676


 Warrant
 Extensions   $        0   $        0   $        0   $        0   $        0

 Benefit
 (Provision)
 for Income
 Taxes        $        0   $        0   $        0   $        0   $        0


 Net Income
 (Loss)       $        0   $  719,681  ($  461,103) ($1,755,563) ($  695,438)

 Net Income (Loss)
 per Common
 Share:
   Basic            $0.00        $.03        ($.02)       ($.08)       ($.03)
   Diluted          $0.00        $.03        ($.02)       ($.08)       ($.03)

 Cash Dividends
 per share:
  Preferred          $ 0          $ 0          $ 0          $ 0         $ 0
  Common             $ 0          $ 0          $ 0          $ 0         $ 0



Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We operate on a fiscal year ended September 30th. Therefore, years are referred to as fiscal years; for example, the year from October 1, 2003 through September 30, 2004 is referred to as fiscal 2004.

Forward-Looking Statements

In addition to Part I of this Form 10-K, this Management's
Discussion and Analysis section also contains the type of forward-looking statements we discussed on page 2. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

We were completely shut down throughout the fiscal year 2004 and accordingly had no activity for the year.

Our entire funding for the fiscal year 2003 of $691,340 came from the sale of our remaining shares of MicroIslet stock. We used
$675,248 to repay advances previously received from BICO. The remainding cash was used to pay accounts payable.

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

During   fiscal  2001,  we  made  investments  in  unconsolidated
subsidiaries, but we didn't make any investments in 2002 and 2003. In 2001, we invested an additional $700,000 in MicroIslet, Inc.; a company working with Duke University on diabetes research technologies that focus on optimizing microencapsulated islets
for   transplantation.   The  project  is  in  the  research  and
development phase. As of September 30, 2001, we had invested $1,600,000 in Microislet and owned approximately 20.2% of this company. In April 2002, MicroIslet participated in a merger with
ALD  Services,  Inc., a publicly traded company.   In  connection
with the merger, Diasense, along with the other MicroIslet shareholders, consented to a forward stock split of MicroIslet stock where each common stockholder received 3.1255 shares of MicroIslet for every one share owned. As a result, Diasense
received  3,465,451 shares of MicroIslet common stock.   All  the
common stockholders maintained their same percentage ownership. Diasense, along with the other MicroIslet stockholders, also approved the merger with ALDI. As a result of the merger, each MicroIslet common stockholder - including Diasense - received one share of ALDI stock for each share of MicroIslet stock owned.
After   the  merger,  Diasense  owned  approximately   15.3%   of
restricted  ALDI stock.  In May 2002, ALDI changed  its  name  to
MicroIslet,  Inc.  and  its trading symbol  to  MIIS.OB.   During
fiscal 2002, we sold 2,758,772 shares of our MicroIslet stock for a total of $1,379,386. As of September 30, 2002, we still held 706,679 shares in MicroIslet. We sold the rest of our MicroIslet stock in December 2002, and we discuss it at the end of this section.

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

If we are not able to obtain additional financing of approximately $100,000 or if that additional financing is insufficient, we will not be able to resume operations.

Results of Operations

We had no operations during the fiscal year 2004 and therefore had no income or expenses for that year.

General and administrative expenses totaled $96,173 during fiscal 2003 as compared to $356,230 during fiscal 2002. The decrease resulted primarily from the cessation of our operations due to cash shortages.

In fiscal 2003 and 2002, we recognized gains of $330,880 and $752,972 respectively when we sold our MicroIslet stock.
Those funds were used primarily to offset the amounts we owe BICO.

Other income for the year ended September 30, 2003 includes $269,449 in forgiveness of debt and $15,225 of rental income. Other income for the year ending September 30, 2002 consists of $62,100 of rental income. The rental income for both periods was from BICO and its subsidiaries for office space.

We had losses of $229,821 from our unconsolidated subsidiaries, during fiscal 2002 because we absorbed part of the losses incurred by Diabecore and MicroIslet. Our share of the loss is determined by applying our ownership percentage to the total loss incurred, and we get to deduct the portion of the loss allocated to the unrelated investors from our total net loss.

Income Taxes

As of September 30, 2004, we had approximately $26 million in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-2021. We also have federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013. Our ability to utilize these carryforwards are significantly limited or eliminated due to the change of ownership when BICO sold its 52% interest in May 2004.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers

As of September 30, 2004, our directors and executive officers were as follows:

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

Item 11. Executive Compensation

Normally, the following table would set forth information concerning the annual and long-term compensation for services in all capacities for the Fiscal Years ended September 30, 2004, 2003, and 2002 of those persons who were, at September 30, 2004:
(i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers whose remuneration exceeded $100,000.

Anthony Paterra did not receive any compensation from Diasense. Fred E. Cooper and Anthony J. Feola resigned as officers and directors of Diasense in July 2002. The figures for 2002 indicate the amounts they were paid from October 1, 2002 through their departure in July 2002. At the time of their resignations, they gave up all claims to any accrued payroll.


             SUMMARY COMPENSATION TABLE

                 Annual Compensation                       Long-Term               All Other
                                                           Compension (1)          Compensation
                                                                                   ($)     (2)
-----------------------------------------------------------------------------------------------
Name and         Year  Salary ($)   Bonus ($)   (2)Other   Awards
Principal                                           ($)    Warrants
Position                                                   (number of
                                                           shares) (#)
-----------------------------------------------------------------------------------------------
Fred E.          2002  $  41,417    $ 0         $ 0        0                       $ 0
Cooper,
CEO (5)
-----------------------------------------------------------------------------------------------
Anthony J.       2002  $  18,750    $ 0         $ 0        0                       $ 0
Feola (6)
-----------------------------------------------------------------------------------------------


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

(4)  During Fiscal 2001 we extended warrants
     previously issued to the named executives, which would have otherwise expired. Although the extensions were in connection with warrants already held by the named executives, they are shown in the table set forth above as "awards" for executive compensation disclosure purposes. However, the extended warrants did not appear in the "Option/Warrant Grant" Table, since, at the time of the extension, the exercise price of the warrants, which remained unchanged at $1.00 per share for the warrants extended in Fiscal 2000, and $.50 per share for the warrants extended in Fiscal 2001, was greater than or equal to the designated "market price" of the common stock, assumed to be $.50 per share, although there is currently no public trading market for the common stock. During Fiscal 2001, Fred E. Cooper's warrants to purchase 138,000 shares of our common stock at $.50 per share were extended until April 24, 2004; and Anthony J. Feola's warrants to purchase 100,000 shares of our common stock at $.50 per share were extended until April 24, 2004. During Fiscal 2000, Fred E. Cooper's warrants to purchase 213,500 shares of our common stock at $1.00 per share were extended until January 27, 2003.

(5) In addition, Mr. Cooper was paid salary and bonuses aggregating approximately $181,667 - which includes $15,000 in consulting fees by BICO and its other subsidiaries during calendar years 2002.

(6) In addition, Mr. Feola was paid salary and bonuses aggregating approximately $109,071 by BICO during calendar year 2002 respectively.

          Option/Warrant/SAR Grants in Last Fiscal Year

We did not grant any options, warrants or SARs to any of the named executives during fiscal 2004.

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

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
Management
                                                                  Percent of
                     Amount & Nature               Ownership with Class with
Name and Address     of Beneficial     Percent of  Warrants and   Warrants and
of Beneficial Owner  Ownership(1)      Class (2)     Options(3)   Options (4)

Dominion Assets, LLC   11,975,000         52.1%      11,975,000       52.1%
21155 Whitfield Place
Suite 206
Potomac Falls, VA  20165

All directors and               0            *                0(6)
executive officers
as a group

* Less than one percent
________________________

(1) Excludes currently exercisable warrants set forth in the third column and detailed in the footnotes below.

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of September 30, 2004, which was 22,980,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 2004. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 2004 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

Item 13. Certain Relationships and Related Transactions

Non Circumvention and Consulting Fee Agreement

On September 29, 2004 Diasense entered into a Non Circumvention and Consulting Fee Agreement with Keith R. Keeling, President of Dominion Assets, LLC (Diasense's majority shareholder). We entered this agreement in order to raise cash to help finance future operations. Under the terms of the agreement Mr. Keeling will assist in the sale of Diasense assets including our patents and Diabecore stock and will receive upon funding of any such sale a fee equal to 5% of the sale proceeds. Diasense agreed to work exclusively through Mr. Keeling in connection with its sales of assets.

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

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, the $1,954,936 intercompany payable from Diasense to BICO was assigned to Dominion Assets, LLC. This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion Assets, LLC agreed not to demand payment for a period of 180 days following the effective date of the amendment.


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

10.15(5)  Letter of Resignation of director Anthony J. DelVicario

10.16(6)  Letter of Resignation of director John F. Steel,IV

10.17(7)  Letters of Resignation of directors Fred E. Cooper  and
          Anthony J. Feola

10.18(8)  Letter of Resignation of director Paul W. Stagg

(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed August 17, 1994 at 33-82796.
(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated August 29, 1997.
(3) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.
(4) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated November 14, 2000.
(5) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated February 11, 2002
(6) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated April 29, 2002
(7) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed July 29, 2002
(8) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed December 20, 2002
(9) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed September 28, 2004


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


 /s/Anthony Paterra           Director            January 7, 2005
    Anthony Paterra




               Goff, Backa, Alfera & Company, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS
                    ________________________

                     3325 Saw Mill Run Blvd.
                         Pittsburgh, Pa

       Report of Independent Certified Public Accountants


Board of Directors
Diasense, Inc.

We have audited the accompanying consolidated balance sheets of Diasense, Inc. (a development stage company) as of September 30, 2004 and 2003, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2004, and for the period from July 5, 1989 (inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of Diasense, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, and for the period from July 5, 1989 (inception) through September 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for the year September 30, 2002 and from July 5, 1989 (inception) through September 30, 2004 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

/s/Goff, Backa, Alfera & Company, LLC
Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
January 6, 2005

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  September 30,   September 30,
               ASSETS                                 2004           2003
                                                   -----------    -----------
Current assets


Other Assets
  Investment                                       $         -    $         -
                                                   -----------     ----------
                                                             -              -
                                                   -----------     ----------
               TOTAL ASSETS                        $         -    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $    5,000
  Due to BICO                                                -      1,954,936
  Note payable to majority shareholder               1,954,936              -
                                                   -----------    -----------
               Total current liabilities             1,959,936      1,959,936

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Sept. 30, 2004 and
   Sep. 30, 2003                                       229,801        229,801
  Additional paid-in capital                        41,509,499     33,327,775
  Warrants                                           3,827,478     12,009,202
  Deficit accumulated during the  development stage(47,526,714)   (47,526,714)
                                                    -----------    -----------
                                                    (1,959,936)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2004    September 30, 2003  September 30, 2002   September 30, 2004
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
                                           $       -            $       -             $      -             $ 10,556,405

General and administrative expenses                -                  96,173              356,230            16,876,759

Warrant extensions                                 -                    -                    -               17,890,676

Technology and patent rights acquired              -                    -                    -                2,650,000

Interest expense                                   -                    -                    -                   11,725

Loss on unconsolidated subsidiaries                -                    -                 229,821               575,412

Impairment Loss                                    -                    -                 690,124               690,124

Amortization of Goodwill                           -                    -                    -                  535,057

Other income                                       -                (284,974)             (62,100)           (1,042,997)

Other expense                                      -                    -                    -                   37,405

Gain from sale of MicroIslet Stock                 -                (530,880)            (752,972)           (1,283,852)
                                           --------------       --------------       --------------       ---------------
Net income (loss)                          $       -            $    719,681         $ (  461,103)       $  (47,496,714)
                                           ==============       ==============       ==============       ===============
Net income (loss) per common share         $       -            $       0.03         $     (0.02)        $        (2.28)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     For the period July 5, 1989 (inception) through September 30, 2004


                                                                                                           Deficit     Total
                                                                                                        Accumulated    Stock-
                                                                       Common    Additional              During the    Holders'
                                                  Common    Stock      Stock      Paid-in               Development    equity
                                                  Shares    Amount   Subscribed   Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in
   connection with obtaining License and
   Marketing Agreement                           8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -      -       4,625,000            -    4,625,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -      -           -      (10,336,514) (10,336,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,665,315  (26,349,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,640,468            -    7,640,468
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -  1,361,047           -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,018,258)  (9,018,258)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 26,982,811  12,305,783  (35,367,369)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,899,658  (41,932,206)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Warrants expired                                        -         -          -  2,400,000  (2,400,000)           -            -
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,292,071  15,524,658  (44,846,535)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -       6,333            -        6,333
 Warrants expired                                        -         -          -    377,625    (377,625)           -            -
 Net Loss                                                -         -          -          -           -     (487,756)    (487,756)
                                                ---------- --------- ---------- ----------  ----------    ---------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 29,669,696  15,381,904  (45,334,291)     (52,890)

 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Warrant expired                                         -         -          -    291,250    (291,250)           -            -
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$29,960,946 $15,320,832 $(46,029,729) $  (518,150)

 Warrants issued for services                            -         -          -          -      55,199            -       55,199
 Warrant extensions                                      -         -          -          -           -            -            -
 Warrant expired                                         -         -          -          -           -            -            -
 Net Loss                                                -         -          -          -           -   (1,755,563)  (1,755,563)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2001                  22,980,051  $229,801 $        -$29,960,946 $15,376,031 $(47,785,292) $(2,218,514)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
 Warrant expired                                         -         -          -     57,407     (57,407)           -            -
 Net Loss                                                -         -          -          -           -     (461,103)    (461,103)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2002                  22,980,051  $229,801 $        -$30,018,353 $15,318,624 $(48,246,395) $(2,679,617)
                                                ========== ========= ========== ==========  ==========  ===========   ===========
 Warrant expired                                         -         -          -  3,309,422  (3,309,422)           -            -
 Net Income (Loss)                                       -         -          -          -           -      719,681      719,681
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2003                  22,980,051  $229,801 $        -$33,327,775 $12,009,202 $(47,526,714) $(1,959,936)
                                                ========== ========= ========== ==========  ==========  ===========   ===========
Warrant expired                                         -         -          -   8,181,724  (8,181,724)           -            -
 Net Income (Loss)                                      -         -          -           -           -            -            -
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2004                  22,980,051  $229,801 $        -$41,509,499 $ 3,827,478 $(47,526,714) $(1,959,936)
                                                ========== ========= ========== ==========  ==========  ===========   ===========


The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended   (inception) thru
                                         September 30, 2004    September 30, 2003  September 30, 2002   September 30, 2004
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net income (loss)                          $         -           $   719,681          $  (461,103)       $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                        -                    41                2,579                90,047
  Amortization                                        -                   -                380,810               535,057
  Impairment loss                                     -                   -                690,124               704,491
  Gain on sale of MicroIslet stock                    -              (530,880)            (752,972)           (1,283,852)
  Loss on unconsolidated subsidiaries                 -                   -                229,821               575,412
  Stock issued in exchange for services               -                   -                    -                 138,950
  Stk issued for License & Marketing Agreement        -                   -                    -                  80,000
  Warrants issued for services                        -                   -                    -                 513,915
  Warrant extensions                                  -                   -                    -              17,890,676
  Inventory deposit - BICO                            -                   -                    -              (1,000,000)
  (Increase) decrease in prepaid expenses             -                   868                  382                   -
  Increase (decrease)in accounts payable              -               (38,099)              34,337                 5,000
  Increase (decrease) in accrued payroll
    and withholdings                                  -              (167,942)             122,171                   -
  Decrease in other assets                            -                   239               17,012                   -
                                               -------------        -------------     -------------        -------------
Net cash used in operating activities                 -               (16,092)            (117,649)          (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment                  -                   -                    -               175,000
  Purchase of property and equipment                  -                   -                    -              (279,413)
  Investment - MicroIslet                             -                   -                    -            (1,600,000)
  Investment - Diabecore                              -                   -                    -              (987,468)
  Proceeds from sale of MicroIslet stock              -               691,340            1,379,386           2,070,726
  (Increase)in notes rec-related parties              -                   -                    -              (125,000)
  (Increase)in interest rec-related parties           -                   -                    -               (13,538)
                                               -------------        -------------     -------------        -------------
Net cash provided by (used in) investing
          activities                                  -               691,340            1,379,386            (759,693)

Cash flows from financing activities:
  Advances to BICO                                    -                   -                   -             (7,498,369)
  Repayment of advances to BICO                       -                   -                   -              9,203,493
  Advances from BICO, net                             -                   -               1 04,246          14,496,167
  Repayment of advances from BICO                     -              (675,248)          (1,365,983)         (2,041,231)
  Proceeds from issuance of common stock              -                   -                   -             10,971,834
  Proceeds from issuance of common stk to BICO        -                   -                   -              4,200,000
  Proceeds from warrants exercised                    -                   -                   -                118,066
  Purchase from treasury stock                        -                   -                   -                (35,000)
  Proceeds from Regulation S                          -                   -                   -                288,751
  Proceeds from issuance of notes payable             -                   -                   -                303,000
                                               -------------       --------------     ------------         -------------
Net cash (used in)provided by fin. activities         -              (675,248)          (1,261,737)         30,006,711
                                               -------------       --------------     ------------         -------------
Net increase(decrease)in cash and cash equiv.         -                   -                   -                    -
Cash and cash equivalents at beg of period            -                   -                   -                    -
                                               -------------       --------------     ------------         -------------
Cash and cash equivalents at end of period     $      -            $      -           $       -           $        -
                                               =============       ==============     ============         =============

The accompanying notes are an integral part of this statement.
F-6


                         DIASENSE, INC.
                  (A Development Stage Company)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September  30, 2004

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

The consolidated financial statements include the accounts of Diasense UK LTD., a 100% owned subsidiary of Diasense, Inc. as of September 30, 2004. All significant intercompany accounts and transactions have been eliminated.

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

6.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding, which amounted
to 22,980,051  for  the  years  ended  September  30,  2004   and
September 30, 2003 and September 30, 2002. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September 30, 2004, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the income (loss)per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included Diasense's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 2004 amounted to 20,854,979.

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

Diasense has incurred significant losses and negative cash flows from operations from inception through September 30, 2004 and has a significant accumulated deficit as of September 30, 2004, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern.

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

NOTE C - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

There were no additional investments during the years ended September 30, 2004 and 2003 in MicroIslet, Inc., an investment interest initially acquired during the fiscal year ended
September  30, 2000.   MicroIslet  is a California company, which
has licensed several diabetes research technologies from Duke University with a specific focus on optimizing microencapsulated islets for transplantation.

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

There  were  no additional investments during the  year  ended
September 30, 2003 and 2004 in Diabecore Medical,   Inc.,   an
unconsolidated  subsidiary interest initially acquired  during
the  fiscal  year  ended September 30,  2000.   The  Company's
ownership percentage as of September 30, 2003 and 2004 in Diabecore Medical,Inc. was approximately 24%. Diabecore Medical, Inc. is a Toronto-based company working to develop a new insulin for the treatment of diabetes.

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


                      For the year             From July 5, 1989
                         ended                (inception)through
                      Sept. 30, 2002            Sept. 30, 2004
                      -------------           ------------------
Reported net loss     $   (461,103)           $  (48,216,395)
Add back: Goodwill
 Amortization                    0                   535,057
 Impairment Loss           690,124                   690,124
                      -------------           ------------------
Adjusted net (loss)
 income               $    229,021            $  (46,991,214)
                      =============           ==================

Earnings per share:
 Reported net loss    $       (.02)           $        (2.37)
 Add back: Goodwill
  Amortization                 .00                       .03
  Impairment Loss              .03                       .03
                      -------------           ------------------
 Adjusted net (loss)
  income                       .01                     (2.31)
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

NOTE F - NOTE PAYABLE TO MAJORITY SHAREHOLDER

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, the $1,954,936 intercompany payable from Diasense to BICO was assigned to Dominion Assets, LLC. This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion Assets, LLC agreed not to demand payment for a period of 180 days following the effective date of the amendment.


NOTE G - OTHER INCOME

We had no other income for the year ended September 30, 2004.

Other income for the year ended September 30, 2003 includes $269,449 in forgiveness of debt and $15,525 of rental income. Other income for the year ending September 30, 2002 consists of $62,100 of rental income. The total rental income for the years ended September 30, 2003 and 2002 was from BICO and its subsidiaries for office space.

NOTE H - INCOME TAXES

As of September 30, 2004, Diasense has available approximately $26 million of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2005 through 2021. Diasense also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013. The ability to utilize these carry forwards are significantly limited or eliminated due to the change in ownership which occured in May 2004.

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

The  following  is  a  summary of the composition  of  Diasense's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 2004 and 2003:

                                  2004        2003

   Net Operating Loss       $8,897,860     $8,897,860
   Warrant Expense           6,111,310      6,111,310
   Patent Amortization         331,340        331,340
   Tax Credit Carry Forward    700,000        700,000
                             ----------    ----------
                            16,040,510     16,040,510
   Valuation Allowance     (16,040,510)   (16,040,510)
                             ----------    ----------
   Net Deferred Tax Asset   $        0     $        0
                             ==========    ==========

The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:


                                Deferred    Increase (Decrease)
                                  Tax       in Valuation
                                Benefit     Allowance        Net


Year Ended September 30, 2004  $          0    $         0    $0
Year Ended September 30, 2003  $     88,991    $   (88,991)   $0
Year Ended September 30, 2002  $   (156,007)   $   156,007    $0
Year Ended September 30, 2001  $   (389,830)   $   389,830    $0
Year Ended September 30, 2000  $   (122,436)   $   122,436    $0
From July 5, 1989 (inception)
   through September 30, 2004  $(16,040,510)   $16,040,510    $0


NOTE I - RELATED PARTY TRANSACTIONS

1.   INTERCOMPANY ACTIVITY

For the fiscal years ended September 30, 2003 and 2002, net intercompany charges from BICO and its subsidiaries to Diasense were $0 and $104,246, respectively. In the fiscal years ended September 30, 2003 and 2002 Diasense repaid $675,248 and $1,365,983 respectively to BICO.

2.  ACCRUED PAYROLL

Total accrued wages at September 30, 2002 included $128,042 to Mr. Cooper our former CEO and director and $37,500 to TJ Feola, a former director. Mr. Cooper and Mr. Feola resigned their positions in July 2002 and subsequently released Diasense from these claims for prior wages.

3.  NON CIRCUMVENTION AND CONSULTING FEE AGREEMENT

On September 29, 2004 Diasense entered into a Non circumvention and Consulting Fee Agreement with Keith R. Keeling, President of Dominion Assets, LLC (Diasense's majority shareholder). Under the terms of the agreement Mr. Keeling will assist in the sale of Diasense assets and will receive upon funding of any such sale a fee equal to 5% of the sale proceeds. Diasense agreed to work exclusively through Mr. Keeling in connection with its sales of assets.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

NOTE K - STOCKHOLDERS' EQUITY

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

Common Stock Warrants

At September 30, 2004, Diasense has reserved 10,575,800 shares of
Diasense's   unissued  common  stock  for  warrants  which   were
outstanding and exercisable. The fiscal years in which warrants expire are as follows:

     Warrant Expiration Fiscal Year          Number of Shares

               2005                             2,143,000
               2006                               500,000
                                               ----------
                                                2,643,000
                                               ==========

The following is a summary of warrant transactions during fiscal years ended September 30,


                           2004          2003       2002       2001        2000
Outstanding beginning      8,292,750  10,575,800   10,635,013 10,463,013  8,644,013
 of year

Granted during the year            0           0            0    500,000  2,085,000

Canceled during the year  (5,649,750) (2,283,050)     (59,213)  (328,000)  (266,100)

                          ----------  ----------    ---------  ---------  ---------
Outstanding, and           2,643,000   8,292,750   10,575,800 10,635,013 10,463,013
eligible for exercise.    ==========  ==========    =========  =========  =========

There were no warrants issued or extended during the fiscal years ended September 30, 2003 and 2004.

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

NOTE L- SUPPLEMENT CASH FLOW INFORMATION

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

Cash paid for interest and income taxes were as follows:

                                                            From July 5, 1989
                                                              (inception)
                    September       September   September    through September
                     30,2004         30,2003     30,2002         30,2004

Interest Paid        $    0          $    0      $     0         $11,725
                     ======          ======      =======         =======
Income Taxes Paid    $    0          $    0      $     0         $     0
                     ======          ======      =======         =======