Form 10-Q
period 2003-06-30
DIASENSE INC/PA
filed 2005-01-26
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  June 30, 2003

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

                    Yes            No  X

     As  of  June  30, 2003, 22,980,051 shares of  Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    June 30,     September 30,
               ASSETS                                 2003           2002
                                                   -----------    -----------
Current assets - Prepaid expenses                  $         -    $       868
                                                   -----------    -----------

Property and equipment - at cost
  Furniture and fixtures                                     -         42,750
                                                  ------------    -----------
                                                             -         42,750
  Less accumulated depreciation                              -         42,709
                                                  ------------    -----------
                                                             -             41
                                                  ------------    -----------

Other Assets
  Investment in unconsolidated subsidiaries                  -        160,461
  Security Deposit                                           -            238
                                                   -----------     ----------
                                                             -        160,699
                                                   -----------     ----------
               TOTAL ASSETS                        $         -    $   161,608
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $   43,099
  Accrued payroll and withholdings                           -        167,942
                                                   -----------    -----------
               Total current liabilities                 5,000        211,041

  Due to BICO                                        1,954,936      2,630,184

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at June 30, 2003 and
   Sep. 30, 2002                                       229,801        229,801
  Additional paid-in capital                        32,144,821     30,018,353
  Warrants                                          13,192,156     15,318,624
  Deficit accumulated during the  development stage(47,526,714)   (48,246,395)
                                                    -----------    -----------
                                                    (1,959,936)    (2,679,617)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $         -    $   161,608
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                        For the nine months ended   For the three months ended        From July 5, 1989
                                               June 30,                    June 30,                    (inception) thru
                                          2003        2002            2003             2002              June 30, 2003
	                               ---------    ---------      ----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -           $     -             $ 10,556,405

General and administrative expenses      96,173       304,481            -               35,036            16,876,759

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                           -             -               -                 -                   11,725

Loss on unconsolidated subsidiaries        -          214,054            -                1,285               575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                           (284,974)      (46,575)           -              (15,525)           (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of MicroIslet Stock     (530,880)         -               -                 -               (1,283,852)
                                       ----------   ---------     -----------       --------------      ---------------
Net income (loss)                     $ 719,682    $ (471,960)    $      -          $   (20,796)         $(47,496,714)
                                       ==========   =========     ===========       =============       ===============
Net income (loss) per common share    $    0.03    $    (0.02)    $      -          $     (0.00)         $      (2.31)
                                       ==========   =========     ===========       =============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the nine months ended   For the three months ended    From July 5, 1989
                                         June 30,         June 30,   June 30,          June 30,    (inception) thru
                                          2003              2002        2003             2002        June 30, 2003
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                       $ 719,681    $  (471,960)   $       -       $  (20,796)    $  (47,496,714)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                  41          2,497            -               81             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock        (530,880)             -            -                -         (1,283,852)
  Loss on unconsolidated subsidiaries            -        214,054            -            1,285            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                   -              -            -                -            513,915
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  (Increase) decrease in prepaid expenses      868         (3,957)           -            4,342                  -
  Decrease (increase) in rec. due from
    BICO subsidiaries                            -              -            -                -                  -
  Increase (decrease)in accounts payable   (38,099)        28,431            -                -              5,000
  Increase (decrease) in accrued payroll
    and withholdings                      (167,942)       122,171            -          (11,164)                 -
  Increase in other assets                     239              -            -                -                  -
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided for (used in)
    operating activities                   (16,092)      (108,764)           -          (26,252)       (29,247,018)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment             -              -            -                -           (279,413)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of MicroIslet stock   691,340              -            -                -          2,070,726
  Increasein notes rec-related parties           -              -            -                -           (125,000)
  Increasein interest rec-related parties        -              -            -                -            (13,538)
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities      691,340              -            -                -           (759,693)

Cash flows from financing activities:
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -        108,764            -           26,252         14,496,167
  Repayment of advances from BICO         (675,248)             -            -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided by (used in)financing
    activities                            (675,248)       108,764            -           26,252         30,006,711
                                          ----------     ---------     ---------      -----------  ----------------
Net decrease in cash and cash equiv.             -              -            -                -                  -
Cash and cash equivalents at beg of period       -              -            -                -                  -
                                          ----------     ---------     ------------   -----------   ---------------
Cash and cash equivalents at end
    of period                             $      -       $      -      $     -        $       -     $            -
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

NOTE C - Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 2003 and June 30, 2002, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to June 30, 2003, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,554,352 for the period from July 5, 1989 (inception) to June 30, 2003.

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

Diasense has incurred significant losses and negative cash flows from operations from inception through June 30, 2003 and has a significant accumulated deficit as of June 30, 2003, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense has been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

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

NOTE F - Lease

In December 1998 Diasense sold its building and leased it back under an agreement which required monthly rent of $5,750 for five years beginning on January 1, 1999.
Minimum rental payments under this lease are $69,000 for each of the fiscal years ending on September 30, 2002 and 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement. At June 30, 2003 the security deposit had been used to partially offset the amount due on this lease.
Subsequent to June 30, 2003 Diasense and the landlord agreed to settle all obligations under this lease for a total payment of $5,000.

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

     During the nine months ended June 30, 2002, funds were transferred to Diasense from BICO to provide working capital. Theses funds were used in operating activities.

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

Results of Operations

     General and administrative expenses totaled $96,172 during the nine months ended June 30, 2003 as compared to $304,481 during the six months ended June 30, 2002. The decrease resulted primarily from the cessation of our operations due to cash shortages.

     In the three months ended December 31, 2002, we recognized a gain of $530,880 when we sold our remaining
MicroIslet stock. Those funds were used primarily to offset the amounts we owe BICO.

     Other income for the six months ended June 30, 2003 includes $269,449 in forgiveness of debt and $15,225 of rental income. Other income for the three and six months ended June 30, 2002 consists of $15,525 and $46,575 of rental income respectively. The rental income for all periods was from BICO and its subsidiaries for office space.

     We had losses from our unconsolidated subsidiaries, Diabecore Medical and MicroIslet, during the three and nine month periods ended March 31, 2002.

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