Form 10-Q
period 2004-12-31
DIASENSE INC/PA
filed 2005-02-24
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                  December 31, 2004

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

                    Yes            No   X

     As of December 31, 2004, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets


                                                  (Unaudited)
                                                  December 31,   September 30,
               ASSETS                                 2004           2004
                                                   -----------    -----------
Current assets
  Cash							   $       582    $         -

Other Assets
  Investment                                                 -              -
                                                   -----------     ----------

               TOTAL ASSETS                        $       582    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $    5,000
  Accrued interest on demand notes                      40,347              -
  Demand notes payable to majority shareholder       1,961,936      1,954,936
                                                   -----------    -----------
               Total current liabilities             2,007,283      1,959,936

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Dec. 31, 2004 and
   Sep. 30, 2004                                       229,801        229,801
  Additional paid-in capital                        42,285,265     41,509,499
  Warrants                                           3,051,712      3,827,478
  Deficit accumulated during the  development stage(47,573,479)   (47,526,714)
                                                    -----------    -----------
                                                    (2,006,701)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $       582    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    From July 5, 1989
                                         For the year ended    For the year ended   (inception) thru
                                          December 31, 2004    December 31, 2003    December 31, 2004
                                         ------------------    ------------------  ------------------

Research and development expenses          $       -            $       -             $10,556,405

General and administrative expenses               6,418                 -              16,883,177

Warrant extensions                                 -                    -              17,890,676

Technology and patent rights acquired              -                    -               2,650,000

Interest expense                                 40,347                 -                  52,072

Loss on unconsolidated subsidiaries                -                    -                 575,412

Impairment Loss                                    -                    -                 690,124

Amortization of Goodwill                           -                    -                 535,057

Other income                                       -                    -              (1,042,997)

Other expense                                      -                    -                  37,405

Gain from sale of MicroIslet Stock                 -                    -              (1,283,852)
                                           --------------       --------------       --------------
Net income (loss)                          $    (46,765)        $       -            $(47,543,479)
                                           ==============       ==============       ==============
Net income (loss) per common share         $      (0.00)        $       0.00         $      (2.07)
                                           ==============       ==============       ==============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   From July 5, 1989
                                         For the year ended    For the year ended  (inception) thru
                                          December 31, 2004    December 31, 2003   December 31, 2004
                                         ------------------    ------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                          $      (46,765)       $       -           $(47,543,479)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                        -                   -                 90,047
  Amortization                                        -                   -                535,057
  Impairment loss                                     -                   -                704,491
  Gain on sale of MicroIslet stock                    -                   -             (1,283,852)
  Loss on unconsolidated subsidiaries                 -                   -                575,412
  Stock issued in exchange for services               -                   -                138,950
  Stk issued for License & Marketing Agreement        -                   -                 80,000
  Warrants issued for services                        -                   -                513,915
  Warrant extensions                                  -                   -             17,890,676
  Inventory deposit - BICO                            -                   -             (1,000,000)
  Increase in accrued interest                      40,347                -                 40,347
  Increase in accounts payable                        -                   -                  5,000
  (Increase) decrease in other assets                 -                   -                    -
                                               -------------        -------------     -------------
Net cash used in operating activities               (6,418)               -            (29,253,436)

Cash flows from investing activities:
  Disposal of property and equipment                  -                   -                175,000
  Purchase of property and equipment                  -                   -               (279,413)
  Investment - MicroIslet                             -                   -             (1,600,000)
  Investment - Diabecore                              -                   -               (987,468)
  Proceeds from sale of MicroIslet stock              -                   -              2,070,726
  (Increase)in notes rec-related parties              -                   -               (125,000)
  (Increase)in interest rec-related parties           -                   -                (13,538)
                                               -------------        -------------     -------------
Net cash provided by (used in) investing
          activities                                  -                   -               (759,693)

Cash flows from financing activities:
  Proceeds from demand note from majority
    shareholder                                      7,000                -                  7,000
  Advances to BICO                                    -                   -             (7,498,369)
  Repayment of advances to BICO                       -                   -              9,203,493
  Advances from BICO, net                             -                   -             14,496,167
  Repayment of advances from BICO                     -                   -             (2,041,231)
  Proceeds from issuance of common stock              -                   -             10,971,834
  Proceeds from issuance of common stk to BICO        -                   -              4,200,000
  Proceeds from warrants exercised                    -                   -                118,066
  Purchase from treasury stock                        -                   -                (35,000)
  Proceeds from Regulation S                          -                   -                288,751
  Proceeds from issuance of notes payable             -                   -                303,000
                                               -------------       --------------     ------------
Net cash (used in)provided by fin. activities        7,000                -             30,013,711
                                               -------------       --------------     ------------
Net increase in cash and cash equiv.                   582                -                    582
Cash and cash equivalents at beg of period            -                   -                   -
                                               -------------       --------------     ------------
Cash and cash equivalents at end of period     $       582         $      -           $        582
                                               =============       ==============     ============

The accompanying notes are an integral part of this statement.



                     DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally
accepted   accounting  principles  for   interim   financial
information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally
accepted   accounting  principles  for  complete   financial
statements.   In the opinion of management, all  adjustments
(consisting   of   normal  recurring  accruals)   considered
necessary  for a fair presentation have been included.   For
further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004.

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

NOTE C - Income (Net Loss) Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 2004 and December 31, 2003, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to December 31, 2004, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,909,255 for the period from July 5, 1989 (inception) to December 31, 2004.


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

Diasense has incurred significant losses and negative cash flows from operations from inception through December 31, 2004 and has a significant accumulated deficit as of December 31, 2004, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense had been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

NOTE E - Note Payble to Majority Shareholder

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, an intercompany payable of $1,954,936 from Diasense to BICO was assigned to Dominion Assets, LLC. (Dominion). This liability was documented by a note payable on demand without interest. After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. During December 2004, Dominion loaned Diasense an additional $7,000 to provide funding for general and administrative expenses. This amount is also payable on demand with interest accrued at a rate of 8%.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Our entire funding for the three months ended December
31, 2004 of $7,000 came from advances on a demand loan from our majority shareholder, Dominion Assets, LLC (Dominion).

     Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. We've had to stop all our activity, and we won't be able to re-start it unless we can raise our own money. If we are not able to obtain additional financing of approximately $100,000 we will not be able to resume operations. In January and February of 2005, Dominion provided additional financing of approximately $25,000. We do not know if Dominion will continue to be willing or able to continue financing our operations.

Results of Operations

     We did not have any operations during the three months ended December 31, 2003.

     General  and  administrative  expenses  totaled  $6,418
during the three months ended December 31, 2004. The increase resulted primarily from efforts to bring our financial reporting current and to restore certain patent rights.

     Interest expense of $40,347 was recognized in the quarter ended December 31, 2004 as a result of the accrual of interest on our demand note obligationsto our majority shareholder (Dominion Assets, LLC.) We had no interest bearing obligations for the quarter ended December 31, 2003.


               PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security
               Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of February 2005.


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