Form 10-Q
period 2005-03-31
DIASENSE INC/PA
filed 2005-05-16
CIK 895650

9

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  March 31, 2005

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

                    Yes            No   X

     As  of  March 31, 2005, 22,980,051 shares of  Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    March 31,   September 30,
               ASSETS                                 2005           2004
                                                   -----------    -----------
Current assets
  Cash                                             $     3,747    $         -

Other Assets
  Investment                                                 -              -
                                                   -----------     ----------
               TOTAL ASSETS                        $     3,747    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     5,000     $    5,000
  Accrued interest on demand notes                      75,096              -
  Demand notes payable to majority shareholder       1,987,936      1,954,936
                                                     -----------    -----------
               Total current liabilities             2,068,032      1,959,936

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at March 31, 2005 and
   Sep. 30, 2004                                       229,801        229,801
  Additional paid-in capital                        43,061,189     41,509,499
  Warrants                                           2,275,788      3,827,478
  Deficit accumulated during the  development stage(47,631,063)   (47,526,714)
                                                    -----------    -----------
                                                    (2,064,285)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $     3,747    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the six months ended    For the three months ended         From July 5, 1989
                                              March 31,                    March 31,                    (inception) thru
                                          2005        2004            2005             2004              March 31, 2005
                                       ---------    ---------      ----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -          $      -             $ 10,556,405

General and administrative expenses      29,253          -             22,835              -               16,906,012

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                         75,096          -             34,749              -                   86,821

Loss on unconsolidated subsidiaries        -             -               -                 -                  575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                               -             -               -                 -               (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of MicroIslet Stock         -             -               -                 -               (1,283,852)
                                       ----------   ---------     -----------       --------------      ---------------
Net Loss                              $(104,349)   $     -        $   (57,584)      $      -             $(47,601,063)
                                       ==========   =========     ===========       =============       ===============
Net Loss per common share             $   (0.00)   $     -        $     (0.00)      $      -             $      (2.27)
                                       ==========   =========     ===========       =============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the six months ended     For the three months ended   From July 5, 1989
                                        March 31,         March 31,  March 31,          March 31,  (inception) thru
                                          2005              2004        2005               2004    March 31, 2005
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net loss                                $(104,349)    $        -     $(57,584)      $        -     $  (47,601,063)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                   -              -            -                -             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock               -              -            -                -         (1,283,852)
  Loss on unconsolidated subsidiaries            -              -            -                -            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                   -              -            -                -            513,915
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  Increase in accrued interest              75,096              -       34,749                -             75,096
  Increase in accounts payable                   -              -            -                -              5,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in operating activities      (29,253)             -      (22,835)               -        (29,276,271)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment             -              -            -                -           (279,413)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of MicroIslet stock         -              -            -                -          2,070,726
  Increasein notes rec-related parties           -              -            -                -           (125,000)
  Increasein interest rec-related parties        -              -            -                -            (13,538)
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities            -              -            -                -           (759,693)

Cash flows from financing activities:
  Proceeds from notes payable               33,000              -       26,000                -             33,000
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -              -            -                -         14,496,167
  Repayment of advances from BICO                -              -            -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided by financing activities   33,000              -       26,000                -         30,039,711
                                          ----------     ---------     ---------      -----------  ----------------
Net increase in cash and cash equiv.         3,747              -        3,165                -              3,747
Cash and cash equivalents at beg of period       -              -          582                -                  -
                                          ----------     ---------     ---------      -----------  ----------------
Cash and cash equivalents at end
    of period                             $  3,747       $      -      $ 3,747        $       -     $        3,747
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

NOTE B - Organization

The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owned approximately 52% of the stock of the Company until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC. The Company's activities have been focused on developing a noninvasive glucose sensor (Sensor). The sensor would use infrared technology to measure glucose levels in blood without requiring the user to take a blood sample. However, all of these activities were curtailed when BICO ceased operations and filed for Chapter 11 bankruptcy in March 2003.

NOTE C - Income (Net Loss) Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 2005 and March 31, 2004, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to March 31, 2005, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 20,961,798 for the period from July 5, 1989 (inception) to March 31, 2005

NOTE D - Operations

In April 2005, Diasense resumed development of the Sensor but has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to restore and maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through March 31, 2005 and has a significant accumulated deficit as of March 31, 2005, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense had been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. The Company plans to liquidate assets to the extent necessary to continue operations.

NOTE E - Note Payble to Majority Shareholder

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, an intercompany payable of $1,954,936 from Diasense to BICO was assigned to Dominion Assets, LLC. (Dominion). This liability was documented by a note payable on demand without interest. After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. During the six months ended March 31, 2005, Dominion loaned Diasense an additional $33,000 to provide funding for general and administrative expenses. This amount is also payable on demand with interest accrued at a rate of 8%.





                       DIASENSE, INC.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Our entire funding for the six months ended March 31, 2005 of $33,000 came from advances on a demand loan from our majority shareholder, Dominion Assets, LLC (Dominion). We do not know if Dominion will continue to be willing or able to continue financing our operations.

     Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. As a result, we had to stop all our activity. However in April 2005 we resumed development of the Sensor but we have not as yet achieved a commercially marketable product.
If we are not able to obtain additional financing from Dominion or other outside sources,we will not be able to continue operations.

Results of Operations

     We did not have any operations during the three and six month period ended March 31, 2005.

     General and administrative expenses totaled $22,835 and $29,253 during the three and six month period ended March 31, 2005. The increase resulted primarily from efforts to bring our financial reporting current and to restore certain patent rights.

     Interest expense of $34,749 and $75,096 was recognized in the three and six month periods ended March 31, 2005 as a result of the accrual of interest on our demand note obligations to our majority shareholder (Dominion Assets, LLC.) We had no interest bearing obligations for the corresponding periods in our prior fiscal year.

Subsequent Event

      In  May  2005 we sold our entire interest in Diabecore
Medical Inc. (Diabecore) back to Diabecore for a total purchase price of $73,500 (Canadian). We received 75% of the sale price ($42,999 US) in May 2005.




                       DIASENSE, INC.


                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security
Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2005.


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