Form 10-Q
period 2005-06-30
DIASENSE INC/PA
filed 2005-08-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                  June 30, 2005

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

                      Yes   X        No

     As  of  June  30, 2005, 22,980,051 shares of  Diasense,
Inc. common stock, par value $.01 were outstanding.

 					   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    June 30,     September 30,
               ASSETS                                 2005           2004
                                                   -----------    -----------
Current assets
   Cash							   $       817    $         -
   Due from Diabecore                                   14,118              -

Other Assets
  Investment                                                 -              -
                                                   -----------     ----------
               TOTAL ASSETS                        $    14,935    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $     1,000     $    5,000
  Accrued interest on demand notes                     114,957              0
  Demand notes payable to majority shareholder       1,972,936      1,954,936
                                                     -----------    -----------
               Total current liabilities             2,088,893      1,959,936


Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at June 30, 2005 and
   September 30, 2004                                  229,801        229,801
  Additional paid-in capital                        43,837,034     41,509,499
  Warrants                                           1,501,543      3,827,478
  Deficit accumulated during the  development stage(47,642,336)   (47,526,714)
                                                    -----------    -----------
                                                    (2,073,958)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $    14,935    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the nine months ended   For the three months ended         From July 5, 1989
                                               June 30,                     June 30,                    (inception) thru
                                          2005        2004            2005             2004              June 30, 2005
                                       ---------    ---------     -----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -          $      -             $ 10,556,405

General and administrative expenses      57,138          -             27,885              -               16,933,897

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                        114,957          -             39,861              -                  126,682

Loss on unconsolidated subsidiaries        -             -               -                 -                  575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                               -             -               -                 -               (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of Diabecore Stock       (56,473)         -            (56,473)             -                  (56,473)

Gain from sale of MicroIslet Stock         -             -               -                 -               (1,283,852)
                                       ----------   ---------     -----------       -----------         ---------------
Net loss                              $(115,622)   $     -        $   (11,273)      $      -             $(47,612,336)
                                       ==========   =========     ===========       ===========         ===============
Net loss per common share             $   (0.01)   $     -        $     (0.00)      $      -             $      (2.27)
                                       ==========   =========     ===========       ===========         ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the nine months ended    For the three months ended   From July 5, 1989
                                         June 30,         June 30,    June 30,           June 30,  (inception) thru
                                          2005              2004        2005                2004      June 30, 2005
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net income (loss)                       $   (115,622)  $       -    $    (11,273)   $        -     $  (47,612,336)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                   -              -            -                -             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock               -              -            -                -         (1,283,852)
  Gain on sale of Diabecore stock             (56,473)          -         (56,473)            -            (56,473)
  Loss on unconsolidated subsidiaries            -              -            -                -            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                  1,600           -           1,600             -            515,515
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  Increase in accrued interest                114,957           -          39,861             -            114,957
  Increase (decrease)in accounts payable       (4,000)          -          (4,000)            -              1,000
                                            ----------     ---------     ---------      -----------  ---------------
Net cash used in operating activities         (59,538)          -         (30,285)            -        (29,306,556)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment             -              -            -                -           (279,413)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of MicroIslet stock         -              -            -                -          2,070,726
  Proceeds from sale of Diabecore stock        42,355           -          42,355             -             42,355
  Increasein notes rec-related parties           -              -            -                -           (125,000)
  Increasein interest rec-related parties        -              -            -                -            (13,538)
                                           ----------     ---------     ---------      -----------  ----------------
Net cash provided by (used in)
    investing activities                       42,355           -          42,355             -           (717,338)

Cash flows from financing activities:
  Proceeds from notes payable                  48,000           -          15,000             -             48,000
  Payments on note payable                    (30,000)          -         (30,000)            -            (30,000)
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -              -            -                -         14,496,167
  Repayment of advances from BICO                -              -            -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                           ----------     ---------     ---------      -----------  ----------------
Net cash provided by financing activities      18,000           -          15,000             -         30,024,711
                                           ----------     ---------     ---------      -----------  ----------------
Net increase (decrease)in cash and
    cash equiv.                                   817           -          (2,930)            -                817
Cash and cash equivalents at beg of period       -              -           3,747             -                  -
                                           ----------     ---------     ---------      -----------  ----------------
Cash and cash equivalents at end
    of period                             $       817    $      -      $      817     $       -     $          817
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

NOTE B - Organization

The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owned approximately 52% of the stock of the Company until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC. The Company's activities have been focused on developing a noninvasive glucose sensor (Sensor). The sensor would use infrared technology to measure glucose levels in blood without requiring the user to take a blood sample. All of these activities were curtailed when BICO ceased operations and filed for Chapter 11 bankruptcy in March 2003 but were resumed in April 2005.

NOTE C - Net Loss Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 2005 and June, 2004, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to June 30, 2005, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 21,012,690 for the period from July 5, 1989 (inception) to June 30, 2005.

NOTE D - Operations

In April 2005, Diasense resumed development of the Sensor but has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. Since the sale of BICO's interest in Diasense to Dominion Assets, LLC (Dominion) funding has been provided by $48,000 in demand loans from Dominion and from $42,355 proceeds from the sale of Diasense's interest in Diabecore.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through June 30, 2005 and has a significant accumulated deficit as of June 30, 2005, raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense had been financially dependent upon BICO and therefore BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. Limited funding has been provided by Dominion but it is uncertain to what extent Dominion will be able and/or willing to continue such funding.

NOTE E - Diabecore Sale

In May 2005 Diasense sold its entire interest in Diabecore Medical Inc. (Diabecore) back to Diabecore for a total purchase price of $56,473 ($73,500 Canadian). Diasense received $42,355 in May 2005. The balance of $14,118 is recorded as a receivable on the Balance Sheet as of June 30, 2005.

NOTE F - Note Payble to Majority Shareholder

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, an intercompany payable of $1,954,936 from Diasense to BICO was assigned to Dominion Assets, LLC. (Dominion). This liability was documented by a note payable on demand without interest. After demand for payment was made by Dominion, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. During the nine months ended June 30, 2005, Dominion loaned Diasense an additional $48,000 to provide funding for general and administrative expenses and to resume the development of the Sensor. This amount is also payable on demand with interest accrued at a rate of 8%. During quarter ended June 30, 2005 Diasense repaid $30,000 of the note payable to Dominion.

NOTE G - Warrants Issued to Consultants

In the quarter ended June 30, 2005 Diasense entered into two Independent Consulting Agreements related to its efforts to develop the Sensor. Upon execution of the agreements, each of the independent consultants received warrants to purchase up to 1,227,000 shares of the Company's common stock at an exercise price of $.01 per share. Of each 1,227,000 warrant, 100,000 warrants were immediately exerciseable with the remaining warrants vesting upon completion of various stages of the Sensor development.


Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

Our funding for the nine months ended June 30, 2005 came from $48,000 advances on a demand loan from our majority shareholder, Dominion Assets, LLC (Dominion) and $42,355 received on the sale of our interest in Diabecore. We do not know if Dominion will continue to be willing or able to continue financing our operations.

Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. As a result, we had to stop all our activity. However, in April 2005 we resumed development of the Sensor but we have not as yet achieved a commercially marketable product. If we are not able to obtain additional financing from Dominion or other outside sources we will not be able to continue operations.

Results of Operations

We did not have any operations during the first six months of the nine month period ended June 30, 2005. In the quarter ended June 30, 2005 we resumed development of the Sensor. In June 2005 we filed a provisional patent on the next generation of the Diasensorr.

General and administrative expenses totaled $27,885 and $57,138 during the three and nine month period ended June 30, 2005. The increase resulted primarily from efforts to bring our financial reporting current, to restore certain patent rights and to restore development efforts related to the Sensor.

Interest expense of $39,861 and $114,957 was recognized in the three and nine month periods ended June 30, 2005 as a result of the accrual of interest on our demand note obligations to our majority shareholder (Dominion Assets, LLC.) We had no interest bearing obligations for the corresponding periods in our prior fiscal year.

In May 2005 we sold our entire interest in Diabecore Medical
Inc. (Diabecore) back to Diabecore for a total purchase price of $56,473 ($73,500 Canadian). We received
$42,355 in May 2005.

In April 2005 the Non Circumvention and Consulting Agreement which we had with Keith R. Keeling, President of Dominion
Assets, LLC (our majority shareholder) was terminated by mutual agreement.



                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2.        Changes in Securities
               None.

Item 3.        Defaults Upon Senior Securities
               None.

Item 4.        Submission of Matters to a Vote of Security
               Holders
               None.

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K
               None.





SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2005.


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