Form 10-K
period 2005-09-30
DIASENSE INC/PA
filed 2006-01-17
CIK 895650

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities
                    Exchange Act of 1934

 For the Fiscal Year Ended 09/30/2005 Commission File Number
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The   aggregate  market  value  of  the  voting  stock  held
by nonaffiliates of the registrant as of September 30, 2005:

          Common Stock, $.01 par value --  $__________*

*The market value cannot be determined because there is no established trading market for the stock.

As  of September 30, 2005, 22,980,051 shares of Common
Stock, par value $.01 per share were outstanding. As of September 30, 2005, no shares of Preferred Stock were outstanding.

Exhibit index is located on page __.


                             PART I


Item 1. Business

General Development of Business

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., ("Diasense" or the "Company") a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO Inc.
(BICO). BICO owned approximately 52% of Diasense until July 23, 2004 when BICO sold its entire ownership interest, 11,975,000 shares of common stock, to Dominion Assets, LLC. The focus of our business since our inception has been the research and development of our noninvasive glucose sensor for use by diabetics. As of November 2002 we were dependent solely on BICO to provide the funding for our ongoing operations and BICO stopped funding us due to its own financial difficulties. Without funding, between November 2002 and July 2004, we had to suspend operations and stop further development of our noninvasive glucose sensor. We resumed limited operations in July 2004 and subsequently resumed development of the next generation of our
noninvasive glucose sensor in April 2005.   Until we are
able to raise additional funds on our own, completion of a prototype device and clinical trials will be delayed. Pursuant to a purchase agreement between us and BICO, we own the intellectual property and patents to the noninvasive glucose sensor and have the exclusive marketing and distribution rights.

During 2000 and 2001, we made investments in two different diabetes-related companies: MicroIslet, Inc. ("MicroIslet"), a California company working with Duke University to develop encapsulated insulin for human use; and Diabecore Medical, Inc. ("Diabecore"), a Canadian company working on a new type of insulin. We've sold our interest in both MicroIslet and Diabecore and no longer have investments in any other company.
Financial Information About Industry Segments
We operate in a single industry segment consisting of the research, development, marketing and sale of biomedical products and devices.

Forward-Looking Statements

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the regulatory approval process, specifically in connection with the FDA marketing approval process, and similar matters.
You need to know that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations we have or may express in our forward-looking statements. The risks and uncertainties that may affect our operations, performance, research and development and results include the following: the possibility that our creditors could force us into bankruptcy, delays or complications in starting our clinical trials, additional delays in obtaining FDA marketing approval of our noninvasive glucose sensor; our difficulty in raising funds to continue our projects; delays in the manufacture or marketing of our products and medical devices; our uncertainty of obtaining additional funding; competition and the risk that our noninvasive glucose sensor or our other products may become obsolete; our continued operating losses, negative net worth and uncertainty of future profitability; potential conflicts of interest; the status and risk to our patents, trademarks and licenses; the uncertainty of third-party payor reimbursement for our noninvasive glucose sensor, and the general uncertainty of the health care industry; our limited sales, marketing and manufacturing experience; the amount of time or funds required to complete or continue any of our various products or projects; the attraction and retention of key employees; the risk of product liability; the uncertain outcome and consequences of potential lawsuits against us; our inability to establish a trading market for our common stock; and the dilution of our common stock.

Description of Business

History and Development of the Noninvasive Glucose Sensor From inception through November 2002, we worked with BICO to develop a noninvasive glucose sensor for diabetics that is able to measure blood glucose levels without a blood sample. Most currently available glucose monitors require a blood sample that is obtained by piercing the skin with a lancet or needle.

Our non-invasive glucose sensor, the Diasensorr, directs a beam of near infra-red light into the skin where some of the light is absorbed and some of the light is reflected back into the unit. The reflected light spectrum is analyzed and converted into a digital reading of glucose concentration by using mathematical calculations and customized embedded software.

As of November 2002, a total of 14 U.S. patents covering the Diasensor technology had been issued and assigned to Diasense pursuant to a purchase agreement with BICO. In June 2005, we filed another patent with the U.S. Patent and Trademark Office covering what we believe is new technology unique to the next generation of the Diasensor. This patent is pending but we cannot be certain the patent will
ever be issued.   Pursuant to other agreements between
Diasense and BICO, BICO has the right to develop and manufacture the sensors, however we are in the process of terminating these agreements with BICO. If we obtain FDA approval to sell the Diasensor we will consider manufacturing the device in house or using contract manufacturers.

On January 6, 1994, BICO submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensor
1000. A 510(k) Notification is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval (PMA). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification.
The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensor 1000. We announced that we would remain committed to the Diasensor 1000, and that additional research, development and testing would continue.

After discussions with the FDA, we submitted a revised 510(k) Notification in October 1996, which was followed by continued discussions with the FDA. During 1997 and 1998, we continued to meet with the FDA and established a protocol for in-home testing of the Diasensor 1000. Due to our cash flow problems beginning in 1998, testing did not proceed at the pace originally anticipated.

In 1998 we submitted a technical file including clinical data on the Diasensor 1000 to TUV Rheinland of Cologne, Germany, an organization recognized by the European Union as a Notified Body for Product Certification, in order to apply the Conformite Europeene (CE) Mark to the Diasensor . We were granted approval to apply the CE Mark to the Diasensor on June 23, 1998, which permitted us to sell the device in Europe. In 1999, we focused additional effort on the European market but because no material sales occurred, we discontinued our European marketing efforts.

The second model of the Diasensor was named the Diasensor 2000. Based on advice from the FDA, we decided it was in our best interest to submit a PreMarket Approval Application to the FDA, rather than continue with the 510(k) Notification process, in order to seek FDA approval for the Diasensor 2000. In 1999 the FDA implemented a new PMA system. Under the new system, individual modules - or parts
- of a PMA submission could be made, as they were ready.
In February 1999 we submitted a PMA shell to the FDA for the Diasensor. In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules must include raw data, laboratory study methods and test results.

The Clinical Trials

In August 1999, we hired Joslin Diabetes Center to help us with our FDA submission. Joslin Diabetes Center designed and began to conduct the clinical trials the FDA requires before they will consider giving us approval to market the sensor. Clinical trials began in October 2000 but due to our continuing financial difficulties we suspended the trials in the second quarter of 2002 to focus our remaining financial resources on the next generation Diasensor. This project continued until November 2002 when development was halted due to BICO's inability to continue funding our operations.

Current Status of the Noninvasive Glucose Sensor

After BICO discontinued funding our operations in 2002 there was no activity in Diasense and consequently there was no further research and development of the Diasensor until BICO sold its entire interest in Diasense to Dominion Assets, LLC in July 2004. With loans from Dominion and the proceeds from the sale of our interest in Diabecore, development of the next generation of our non-invasive glucose sensor, the Diasensor Delta-2, resumed in April of 2005 and is continuing. If we are unable to raise substantially more money, we will not be able to complete the project.

The Delta-2 derives from applicable earlier Diasensor patents and we believe the new design will be able to achieve a performance superior to the earlier models in a unit that has the advantages of small size, battery operation, portability and can provide continuous monitoring with greater accuracy than currently available invasive meters. If and when we are able to complete development and produce a prototype of the Delta-2, there is no guarantee the device will actually perform better than the earlier models or if it will be more accuarate than invasive meters but because we believe the Delta-2 model will outperform the earlier models, we have no plans to resume clinical trials on the Diasensor 2000.

The Delta-2 will require further development and testing before a prototype of the device can be produced, if ever. We cannot be certain the engineering and design modifications to the original Diasensor models to produce a cell phone size device will work effectively in practice.
If we are able to get FDA approval, we plan to market the Delta-2 to diabetics through recommendations or prescriptions of physicians. We cannot be certain that physicians will recommend or prescribe the Delta-2 immediately after FDA approval or when, if ever, the medical community will accept non-invasive blood glucose monitoring. The retail price of the Delta-2 may be high compared to the price of currently available devices and the disposable test strips needed to use those devices. The relative cost of the Delta-2 to invasive devices depends on how often a patient monitors; a patient may not monitor frequently enough to justify the price of the Delta-2. If we are able to get FDA approval but the Delta-2 is not accepted by physicians and patients to a degree necessary to achieve adequate sales revenue, we will continue to incur losses.
If we are able to get FDA approval to market the Delta-2 and if the device is accepted by patients and physicians, our sales will be adversely affected if insurance coverage and
reimbursement for the Delta-2 is not available.   The cost
of invasive devices and the disposable test strips needed are reimbursed by Medicare and other third party payors but it is uncertain whether third party payors will provide adequate coverage for our device. To reduce healthcare costs, third party payors may deny coverage or limit the level of reimbursement for our device making it more
expensive for patients to use.   Without insurance coverage
and reimbursement, patients may not purchase the Delta-2 preferring instead, to use invasive devices that are covered by Medicare and third party payors.

Invasive Glucose Sensors

Currently, the majority of diabetics measure their blood glucose levels by using invasive glucose meters. The devices require the user to draw a blood sample and place the blood on a chemically-treated test strip. The user places the test strip in the glucose meter which will display a readout of the blood glucose level. Invasive glucose meters require a disposable test strip each time a blood glucose measurement is taken.

Adequate control of blood glucose levels generally requires several measurements each day and drawing blood can be an unpleasant experience for the user, particularly for children. The ongoing cost of repeated testing can be significant to the average user because of the cost of test strips, lancets, swabs, antiseptics, test solutions and other supplies that may be needed. The Delta-2 is not expected to require any disposable supplies with the exception of periodic battery replacement. If the Delta-2 is successfully developed, manufactured and marketed, diabetic patients using the Delta-2 will not have to draw blood samples each time they monitor their blood glucose and if Delta-2 is priced low enough, the expense of monitoring over three to five years will be significantly lower than the cost of test strips and other disposable supplies needed for invasive glucose meters.

Diabecore Medical, Inc.

During fiscal 2000 and 2001, we invested in Diabecore Medical, Inc., a Canadian company that is conducting research and working with other research institutions to develop a new type of insulin to treat diabetes. We invested approximately $987,500 in Diabecore in return for 1,470,000 shares of common stock or approximately 24% of Diabecore's stock. In May 2005, we sold our entire interest in Diabecore back to Diabecore at a price of $0.05 Canadian per share or $73,500 Canadian. After conversion, the total proceeds to the Company were $57,242. $42,355 was received on May 5, 2005 and $14,887 was received on October 6, 2005

MicroIslet, Inc.

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

Research and Development

On May 19, 2005 we entered into consulting agreements with Jeremy Grata and Michael Pitsakis. Both Grata and Pitsakis were employees at BICO prior to November 2002 in the positions of Research Department Manager & Senior Physicist, and Manager of Product Development, respectively. Grata and Pitsakis were involved with the ongoing research and development of the Diasensor and the technical leads on several aspects of the Delta project.

Pursuant to the terms of the consulting agreement, the consultants are contracted to complete the development of the Delta-2 in return for hourly compensation and warrants to purchase 1,227,000 shares of Diasense common stock. The original consulting agreements dated May 19, 2005 provided that the warrants vest as certain milestones are achieved in the development of the prototype Delta-2 with 727,000 warrants vesting upon completion of the prototype. The consulting agreements were amended on November 11, 2005 to extend the term of the agreement to four years through May 19, 2009 and increase the number of warrants to purchase up to 4,000,000 shares of Diasense common stock. The additional 2,273,000 warrants vest upon FDA approval to market the Delta-2.

On June 14, 2005 we filed a patent application entitled
"Method and Apparatus for the Non-Invasive Sensing of Glucose in a Human subject" with the U.S. Patent and Trade
Office.  This patent application bears Application Number
60/690,418 and was filed to protect the new invention specific to the Delta-2.

Diasense entered into a consulting agreement with Stuart D. Fine, MD. on November 14, 2005. Dr. Fine held the position of Chief Endocrinologist with Diasense in 1996 and 1997. Pursuant to the consulting agreement Dr. Fine is contracted to assist in the development of the Delta-2 in return for warrants to purchase 150,000 shares of Diasense common stock. The warrants vest as certain milestones are achieved in the development of the prototype Delta-2 with 80,000 warrants vesting upon FDA approval to market the Delta-2.
We are in discussions with several individuals that may be able to provide certain expertise that could benefit our efforts to complete the Delta-2 and it is likely we will enter into at least one more consulting agreement that will entail hourly compensation and warrants to purchase Diasense common stock.

Certain components critical to the new engineering and design of the Delta-2 will be contracted to companies that specialize in those particular areas. The development of these components would require significant investment in equipment and personnel to produce internally and we believe it is cost effective to contract the development under the supervision of our consultants. With the completion of these components, we may need to hire two to four engineers to complete the prototype.

Continued development of the Delta-2 will require additional funding to pay for the development of the components and salaries for the engineers in addition to the compensation due to the consultants for their work. If we are not able to raise additional funds we will not be able to progress toward completion of the Delta-2.

Product Development

We are in development of the Diasensor Delta-2 exclusively.
There are no immediate plans to begin development of any other medical devices or products.

Manufacturing

We currently have no facilities to manufacture any products. We plan to contract the manufacturing of the prototype Delta-2 and the units needed for clinical trials. If we receive FDA approval to market the Delta-2 we will continue to contract the manufacturing until sales reach a level that would warrant consideration of investing in a manufacturing facility.

Marketing and Distribution

Without FDA approval, we are unable to begin marketing or distribution of the Diasensor.

Patents, Trademarks and Licenses

We own 14 U.S. patents which cover certain aspects of our intellectual property and technology to measure blood glucose non-invasively. The patents will expire, if all maintenance fees are paid and they are successfully revived, between 2008 and 2018. Prior to July 2004, ten of our patents expired for failure to pay maintenance fees and two more expired during 2005. Since July 2004, we have filed petitions to revive seven of the twelve patents that expired. Two of the patents are revived. We intend to file petitions to revive the remaining five patents and fully expect the U.S. Patent and Trademark Office will grant our petition to revive all of our patents but that cannot be predicted with certainty. We estimate it will cost approximately $15,000 to revive the remaining five patents and if we are unable to raise additional funding before the patents are considered abandoned we may not be able to revive them and we will lose the protection provided by the patents to certain aspects of our technology.
On June 14, 2005 we filed a patent application entitled "Method and Apparatus for the Non-Invasive Sensing of Glucose in a Human Subject" with the U.S. Patent and Trade Office. This patent application bears Application Number 60/690,418 and was filed to protect the new invention specific to the Delta-2.

We may file applications in the United States and other countries, as appropriate, for additional patents directed to other features of the noninvasive glucose sensor and related processes.

We know that competitors currently developing non-invasive glucose sensors own patents directed to various devices and processes related to the non-invasive monitoring of concentrations of glucose and other blood constituents. It is possible that those patents may require us to alter any model of our noninvasive glucose sensor or the underlying processes relating to our noninvasive glucose sensor, to obtain licenses, or to cease certain activities.

We rely upon trade secret protection for our confidential and proprietary information. Although we take all reasonable steps to protect such information, including the use of confidentiality agreements and similar provisions, there is no guarantee that a third party will not independently develop substantially equivalent proprietary information or techniques, otherwise gain unauthorized access to, or obtain some unauthorized disclosure our trade secrets or disclose such technology.

We have registered our trademark "Diasensor", which is intended for use in connection with the Diasensor models.
We intend to apply, at the appropriate time, for registrations of other trademarks as to any future products.
Warranties and Product Liability

We do not currently have any product liability insurance coverage.

Source of Supply

If we begin to manufacture the noninvasive glucose sensor, we will be dependent upon suppliers for some of the components required to manufacture the device. These components will not be generally available, and we may become dependent upon those suppliers that can provide such specialized products.

Competition

With the rapid progress of medical technology, and in spite of continuing research and development programs, our developmental products are always subject to the risk of obsolescence if some other company introduces a better product or technique. Competitive success in the medical device field is dependent upon product characteristics including performance, reliability, and design innovations. We are aware that other research groups are trying to develop noninvasive glucose sensors, but we have limited knowledge about the actual technology or the stage of development for most of our competitors. We face the risk that some other group will complete the development of their device and penetrate the market before we do. If another company successfully develops a noninvasive glucose sensor, obtains FDA approval, and reaches the market before we do, it would have a negative affect on our efforts to generate sales and there is a significant chance that even if we receive FDA approval, our sensor will not be successful because marketing efforts will start too late. We are not aware of any other company currently producing and marketing a noninvasive sensor for the measurement of blood glucose that uses the same technology as we do.

If we are able to bring our Diasensor to the market, it will compete with existing invasive glucose meters.
Although we believe that the features of our noninvasive glucose sensor, particularly its convenience and that no blood samples or disposable supplies are required, will compete favorably with existing invasive glucose sensors, we cannot assure that it will succeed. Other companies have established marketing and sales forces, and represent established entities in the industry. Certain competitors, including their corporate or joint venture partners or affiliates, currently marketing invasive glucose sensors have substantially greater financial, technical, marketing and other resources and expertise than we do, and may have other competitive advantages over us, based on any one or more competitive factors such as accuracy, convenience, features, price or brand loyalty. Additionally, competitors marketing existing invasive glucose sensors may from time to time improve or refine their products, or otherwise make them more price competitive, so as to enhance their marketing competitiveness over our noninvasive glucose sensor. As a result, we can't make any guarantees that our sensor will be able to compete successfully.

Certain organizations are also researching and developing technologies that may regulate the use or production of insulin or otherwise affect or cure the underlying causes of diabetes. We are not aware of any new or anticipated technology that would effectively render our noninvasive glucose sensor obsolete. However, future technological developments or products could make our noninvasive glucose sensor significantly less competitive or, in the case of the discovery of a cure for diabetes, eliminate the need for blood glucose monitoring.

Government Regulations

Since our noninvasive glucose sensor is a medical device as defined by the Federal Food, Drug and Cosmetic Act, as amended, it is subject to the regulatory authority of the FDA. The FDA regulates the testing, marketing and registration of new medical devices in addition to regulating manufacturing practices, labeling and record keeping procedures. The FDA's Quality System Regulation specifies various requirements for our manufacturing processes and the way we must maintain certain records. The FDA has authority to inspect our manufacturing facilities and operations and may also audit our record keeping procedures at any time.

Because the FDA regulates our noninvasive glucose sensor, we have to meet all FDA requirements before we can market and sell our device in the United States. These requirements include clinical testing, which must be supervised by the chosen hospitals.

Any changes in FDA procedures or requirements will require corresponding changes in our obligations in order to maintain compliance with those standards. Those changes may result in additional delays or increased expenses. Also, if we decide to market to other countries, our products may also be subject to additional foreign regulatory approval before we can sell our devices.

Human Resources

Anthony Paterra, the CEO of Diasense as of September 30,
2005 is our only full time employee.

Financial Information About Foreign and Domestic Operations and Export Sales

Our operations are located in the United States of America.

Item 2. Properties

We sold our office condominium in 1999, and we leased the same space for our administrative offices. On May 19, 2005 we entered into an agreement with our landlord to terminate our lease and release any claim for unpaid rent for a settlement fee of $5,000.

We do not currently have any research and development and manufacturing facilities. We have a month to month lease for limited administrative space. To complete the prototype of the Delta-2 we will require additional space to conduct the development and we believe such space will be available at reasonable commercial rates, however we will not be able to maintain our existing space or acquire additional space unless we can raise additional funding.

Item 3. Legal Proceedings

In May 1996, Diasense, along with BICO and BICO's individual directors, including David Purdy, Fred Cooper, and Anthony
J. Feola, who were also our officers and directors, were served with a federal class action lawsuit based on alleged misrepresentations and violations of federal securities laws. In 2000, even though we don't believe any violations of the securities laws occurred, we agreed to settle the lawsuit. The parties reached a settlement, and BICO paid an aggregate of $3,475,000. The final payments were made in 2002, and we consider the case to be closed.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

                            PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

We were incorporated in the Commonwealth of Pennsylvania on July 5, 1989. We have the authority to issue 40,000,000 shares of common stock at a par value of $.01, and 1,000,000 shares of preferred stock. As of September 30, 2005, 22,980,051 shares of common stock were outstanding. No shares of preferred stock are outstanding. As of September 30, 2005, there were currently exercisable warrants outstanding to purchase 700,000 shares of our common stock at exercise prices ranging from $0.01 to $0.50. Of the 700,000 warrants outstanding, 500,000 warrants to purchase shares of our common stock at an exercise price of $0.50 will expire on April 23, 2006 and 200,000 warrants, issued in May 2005, to purchase shares of our common stock at an exercise price of $0.01 will expire on May 19, 2010.

As of September 30, 2005 we had approximately 600 holders of record for our common stock and no holders of record for our preferred stock.

Our stock is not currently listed on any stock exchange or market. We currently act as our own registrar and transfer agent for our common stock and warrants. There has never been an established public trading market for our common stock.

Common Stock

The holders of our common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to cumulative voting rights in the election of directors. In cumulative voting, the holders of common stock are entitled to cast, for each share held, the number of votes equal to the number of directors to be elected. A holder may cast all of his or her votes for one nominee or distribute them among any number of nominees for election. Subject to any preferences that may be granted to any holders of preferred stock, the holders of common stock are entitled to receive, on a pro rata basis, dividends out of funds legally available for distribution, when and if declared by the board of directors, and to share ratably in our assets legally available for distribution to our shareholders in the event of liquidation, dissolution or winding-up. The holders of common stock have no preemptive, redemption or conversion rights. The shares of our common stock currently outstanding are fully paid and non-assessable.

Preferred Stock

Our Articles of Incorporation permit the issuance of up to 1,000,000 shares of preferred stock. No shares of preferred stock are currently issued or outstanding. We have no present intention to issue any such shares; although there can be no assurance that we won't issue preferred stock in the future.

Dividends

We have not paid cash dividends on our common stock or our preferred stock since our inception and cash dividends are not presently contemplated at any time in the foreseeable future. In accordance with our Articles of Incorporation, cash dividends are restricted under certain circumstances.

Warrants

As of September 30, 2005 there were outstanding warrants, all of which are currently exercisable, to purchase 700,000 shares of our common stock at exercise prices ranging from $0.01 to $0.50 per share and having expiration dates through May 19, 2010. The warrants were issued to our former directors, officers and employees and to certain other persons for certain goods and services transferred or rendered to us and, in the case of certain former officers, in consideration of meritorious service. The number of shares of common stock issuable upon the exercise of the warrants and the exercise prices relating thereto are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations and reorganizations. We may not redeem the warrants prior to their expiration.

Employment Agreement Provisions Related to Changes in
Control

We no longer have any employment agreements.

Item 6. Selected Financial Data

The selected financial data presented herein has been derived from our audited financial statements. These financial statements have been audited by Goff Backa Alfera & Company, LLC, for the twelve-month periods ended September 30, 2005, 2004, 2003, 2002, and 2001; the reports of all of which include explanatory paragraphs as to "going concern" considerations. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our financial statements and related notes thereto included elsewhere in this report.


                FISCAL YEARS ENDED SEPTEMBER 30th

                   2005        2004        2003        2002       2001

 Total
 Assets        $   16,432   $        0  $        0  $  161,608  $1,727,940

 Total
 Liabilities   $2,181,348   $1,959,936  $1,959,936  $2,841,225  $3,946,454

 Working
 Capital
 (Deficit)    ($2,164,916) ($1,959,936)($1,959,936)($2,679,617)($3,945,204)


 Total
 Revenues      $        0   $        0  $        0  $        0  $        0

 General and
 Administrative
 Expenses      $   98,889   $        0  $   96,173  $  356,230  $1,195,550


 Warrant
 Extensions    $        0   $        0  $        0  $        0  $        0

 Benefit
 (Provision)
 for Income
 Taxes         $        0   $        0  $        0  $        0  $        0


 Net Income
 (Loss)       ($  206,580)  $        0  $  719,681 ($  461,103)($1,755,563)

 Net Income (Loss)
 per Common
 Share:
   Basic            ($.01)       $0.00        $.03       ($.02)      ($.08)
   Diluted          ($.01)       $0.00        $.03       ($.02)      ($.08)

 Cash Dividends
 per share:
  Preferred            $0          $ 0        $  0         $ 0         $ 0
  Common               $0          $ 0        $  0         $ 0         $ 0


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We operate on a fiscal year ended September 30th.
Therefore, years are referred to as fiscal years; for example, the year from October 1, 2004 through September 30, 2005 is referred to as fiscal 2005.

Forward-Looking Statements

In addition to Part I of this Form 10-K, this Management's
Discussion and Analysis section also contains the type of forward-looking statements we discussed on page 2. Please refer to such discussion in connection with the information presented here.

Liquidity and Capital Resources

Our funding for the fiscal year 2005 came from the sale of our shares of Diabecore Medical, Inc. for $57,242 and $72,000 in loans from Dominion Assets, LLC.

We had no operations throughout the fiscal year 2004 and accordingly had no activity for the year.

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

Because we have no sources of revenue, we will have to find additional funding to complete the development of our noninvasive glucose sensor, obtain FDA approval, manufacture the device and begin marketing. In prior years, we were dependent upon BICO to support our operations, but BICO stopped funding Diasense in 2002. We had no operations from November 2002 through September 2004. In April 2005 we resumed development of our noninvasive glucose sensor, the Diasensor Delta-2 with the proceeds from the sale of our stock in Diabecore and loans from Dominion Assets, LLC, our largest shareholder.

Our financial statements contain a going concern opinion from our auditors. Our auditors issued that opinion because we have a history of losses and no revenue to support our operations. Beginning in 1997, we became dependent on BICO to fund our operations, but beginning in late 2001, BICO began to have difficulty raising cash, stopped funding our operations in 2002, filed bankruptcy in March 2003 and sold its interest in Diasense in May 2004. We no longer receive funding from BICO and otherwise have no affiliation with them. Because it is uncertain whether we can continue to raise additional funding, our financial statements include the auditor's opinion that we may not be able to continue operating as a going concern.

If we are not able to obtain additional financing of approximately $6,000,000 or if that additional financing is insufficient, we will not be able to complete the prototype of the Delta-2 and begin clinical trials.

Results of Operations

We had no revenue from operations and a one time gain of $57,242 from the sale of our stock in Diabecore in the fiscal year 2005. General and administrative expenses totaled $98,889 and accrued interest expense totaled
$164,933 resulting in a net loss of $206,580 as compared to no activity during fiscal 2004.

We had no operations during the fiscal year 2004 and therefore had no income or expenses for that year.

General and administrative expenses totaled $96,173 during fiscal 2003 as compared to $356,230 during fiscal 2002. The decrease resulted primarily from the cessation of our operations due to cash shortages.

In fiscal 2003 and 2002, we recognized gains of $330,880 and $752,972 respectively when we sold some of our MicroIslet stock. Those funds were used primarily to offset the amounts we owed to BICO.

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

Income Taxes

As of September 30, 2005, we had approximately $26 million in net operating losses available for federal tax purposes. Subject to certain limitations, these losses will be available as carry forwards to offset future taxable income through the years 2005-
2021. We also have federal research and development credit carry forwards available to offset federal income taxes of approximately $700,000, subject to limitations and expiring in the years 2005 through 2013. Our ability to utilize these carryforwards are significantly limited or eliminated due to the change of ownership when BICO sold its 52% interest in May 2004.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements appear on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Chief Executive Officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the year ended
September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


PART III

Item 10. Directors and Executive Officers

As of September 30, 2005, our directors and executive officers were as follows:

Director
Name             Age  Since  Positions Held

Anthony Paterra  55   2003   Chief Executive Officer/Director


ANTHONY PATERRA, age 55, joined BICO in 1999 as Director of Public Affairs. He then began to consult on BICO and Diasense corporate insurance issues. In April 2003 he was appointed to our board of directors and was made CEO. On October 25, 2005 Mr. Paterra resigned as CEO of Diasense and accepted the position of Executive Vice President of Diasense. Prior to joining us, he worked as an Insurance Agent. He also served as a director and CEO of BICO, Inc. until November 8, 2004.

On October 25, 2005 pursuant to the terms of an agreement to convert our debt owed to Dominion Assets, LLC, Keith R.
Keeling was appointed to the position of CEO and appointed to the Board of Directors.

Keith R. Keeling, age 49, has been the President and a principal of Dominion Asset Finance Corporation since 2003. Dominion Asset Finance Corporation purchased and liquidated certain assets of BICO. Since 2004, Mr. Keeling has been
the Managing Member of Dominion Assets LLC.   Dominion
Assets, LLC purchased 11,975,000 shares of Diasense and other assets of BICO. Dominion Assets, LLC is a majority stockholder of Diasense and has made several loans to the Company to fund operations. From 1994 to 2003, Mr. Keeling was a principal and the Executive Vice President of Dynamics Commercial Funding Corporation, an equipment leasing and finance company he founded in 1994.

Item 11. Executive Compensation

Normally, the following table would set forth information concerning the annual and long-term compensation for services in all capacities for the Fiscal Years ended
September 30, 2005, 2004, and 2003 of those persons who were, at September 30, 2005: (i) the Chief Executive
Officer, and (ii) the other most highly compensated executive officers whose remuneration exceeded $100,000.

Anthony Paterra received $5,000 in total compensation from Diasense in fiscal 2005.


             SUMMARY COMPENSATION TABLE

Annual Compensation            Long-Term         All Other
                             Compensation (1)   Compensation
                                                  ($)(2)
------------------------------------------------------------
Name and   Year Salary ($) Bonus (2)Other Awards
Principal                   ($)     ($)   Warrants
Position                                 (number of
                                          shares)(#)
------------------------------------------------------------
Anthony D. 2005 $5,000   $ 0       $ 0        0       $ 0
Paterra,
CEO
------------------------------------------------------------

(1) We do not currently have a Long-Term Incentive Plan or LTIP, and no payouts were made under any LTIP during the years 2005, 2004 or 2003. We have no retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees.

(2) We did not pay any other compensation to the named executives during Fiscal 2005, 2004, or 2003..

Option/Warrant/SAR Grants in Last Fiscal Year

We did not grant any options, warrants or SARs to any of the named executives during fiscal 2005.

Employment Agreements. We no longer have any employment agreements.

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

(2) Represents current common stock owned by each person, as set forth in the first column, excluding currently exercisable warrants, as a percentage of the total number of shares of common stock outstanding as of September 30, 2005, which was 22,980,051.

(3) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of warrants or options, within sixty (60) days, together with the common stock currently owned.

(4) Represents total number of shares of common stock owned by each person, as set forth in the third column, which each named person or group has the right to acquire, through the exercise of warrants or options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of September 30, 2005. For individual computation purposes, the total number of shares of common stock outstanding as of September 30, 2005 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth in the third column.

Item 13. Certain Relationships and Related Transactions

Non Circumvention and Consulting Fee Agreement

On September 29, 2004 Diasense entered into a Non Circumvention and Consulting Fee Agreement with Keith R. Keeling, President of Dominion Assets, LLC (Diasense's majority shareholder). We entered this agreement in order to raise cash to help finance future operations. Under the terms of the agreement Mr. Keeling was to assist in the sale of Diasense assets including our patents and Diabecore stock and would have received upon funding of any such sale a fee equal to 5% of the sale proceeds. This agreement was terminated by mutual agreement in April, 2005 and no compensation was paid to Mr. Keeling pursuant to the agreement.

Employment Relationships

Anthony Paterra, who was our CEO until October 25, 2005 and is currently our Executive Vice President and a member of our board of directors, was also the CEO and chairman of the board for BICO.

Keith Keeling, who was appointed our CEO on October 25, 2005 is also the Managing Member of Dominion Assets, LLC, our largest shareholder.

Investments and Loans

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

On October 24, 2005, Diasense entered into a Note Conversion Agreement with Dominion Assets, LLC (the "Conversion Agreement") which provides that the entire principal amount of the Note, including all accrued and unpaid interest through the date of conversion, will convert into shares of Common Stock of Diasense at a conversion price of $.04 per share (the "Conversion Shares") if Diasense raises a minimum of $3,000,000 in gross proceeds from a private offering of its equity securities on or before March 31, 2006, at a price per share of at least $.10 (the "Qualified Offering"). If the Qualified Offering takes place, Dominion will accept these Conversion Shares as full satisfaction of any and all obligations of Diasense under the Note. Assuming the Qualified Offering had already taken place and the Conversion Shares had been issued on October 1, 2005, this conversion would result in the acquisition by Dominion of 52,965,154 shares of Diasense Common Stock. In the event the Qualified Offering does not take place by March 31, 2006, the Note will remain outstanding and Diasense's assets will continue to be subject to Dominion's security interest in the Note.

 PART IV

Item 14. Principal Accountant Fees and Services

Fees for professional services rendered by Goff Backa Alfera & Company, LLC for the audits of year end financial statements and reviews of quarterly interim financial statements were $13,000 for fiscal year 2005. There were no tax, or other fees during fiscal 2005, and there were no audit, audit related, tax, or other fees during fiscal years 2004 and 2003.

Item 15. Exhibits, Financial Statements and Reports on Form
8-K

1.    Financial Statements

The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.


(a)   Financial Statements                                 Page

      Report of Independent Accountants Goff Backa
      Alfera & Company, LLC.                               F-1

      Balance Sheets as of September 30, 2005;
      September 30, 2004.                                  F-3

      Statements of Operations For the Fiscal
      Years Ended September 30, 2005, 2004, 2003; and
      July 5, 1989 (inception) through September 30, 2002. F-4

      Statements of Changes in Stockholders'
      Equity for the period and from July 5, 1989
      (inception)through September 30, 2005.               F-5

      Statements of Cash Flows for the Fiscal
      Years Ended September 30, 2005, 2004, 2003; and
      July 5, 1989 (inception) through September 30, 2002. F-6

      Notes to Financial Statements for the
      Fiscal Year Ended September 30, 2005.                F-7

2.   Exhibits

(a)   Reports on Form 8-K

      Diasense filed a Form 8-K on December 20, 2002 for the event dated December 19, 2002.

(b)   Exhibits Required by Item 601 of Regulation S-K

      The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report.
      Except as otherwise noted, all exhibits are incorporated by reference from Exhibits to Form S-
      1 (Registration #33-56574) filed December 31, 1992 or from exhibits to Form 10-K filings subsequent to that date.

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

10.2  Manufacturing Agreement dated as of  January
      20, 1992, between Diasense, Inc. and Biocontrol
      Technology, Inc.

10.3 Research and Development Agreement dated as of January 20, 1992 between Diasense, Inc. and
      Biocontrol Technology, Inc.

10.4  Lease  dated as of May 1, 1992 between
      Diasense, Inc. and Biocontrol Technology, Inc.

10.5 First Amendment to Purchase Agreement dated as of December 8, 1992 between Diasense, Inc. and
      Biocontrol Technology, Inc.

10.6(1)Amendment to Manufacturing Agreement dated as of June 7, 1994 between Diasense, Inc. and
       Biocontrol Technology, Inc.

10.7(1)Deferral  Agreement, dated as of  July  1,
       1994, between Diasense, Inc. and Biocontrol
       Technology, Inc.

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

10.14     Amendment to Employment Agreement between
          Diasense, Inc. and Fred E. Cooper

10.15(5)  Letter of Resignation of director Anthony J.
          DelVicario

10.16(6)  Letter of Resignation of director John F. Steel,IV

10.17(7) Letters of Resignation of directors Fred E. Cooper and Anthony J. Feola

10.18(8)  Letter of Resignation of director Paul W. Stagg

(1)     Incorporated by reference from Exhibit with this
        title filed with  the  Company's Form S-1 filed August
        17, 1994  at  33-82796.
(2)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K dated August 29,
        1997.
(3)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K dated November
        14, 2000.
(4)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K dated November
        14, 2000.
(5)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K dated February
        11, 2002
(6)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K dated April 29,
        2002
(7)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K filed July 29,
        2002
(8)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K filed December
        20, 2002
(9)     Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K filed September
        28, 2004
(10)    Incorporated by reference from Exhibit with this
        title filed with the Company's Form 8-K filed May 24,
        2005
(11) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed October 31, 2005
(12) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed November 16, 2005



                           SIGNATURES

Based on the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized, on the 28th day of December, 2005.

                                   DIASENSE, INC.

                                   By:    /s/ Keith R.Keeling
                                              Keith R.Keeling, CEO,
                                              principal executive
                                              officer,principal
                                              accounting officer and
                                              principalfinancial
                                              officer

Based on the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the datesindicated.

     Signature                Title               Date


 /s/Keith R. Keeling           CEO             December 28, 2005
    Keith R. Keeling




                Goff, Backa, Alfera & Company, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS
                     ________________________

                      3325 Saw Mill Run Blvd.
                          Pittsburgh, Pa

        Report of Independent Registered Public Accountants


Board of Directors
Diasense, Inc.

We  have audited the accompanying balance sheets  of
Diasense, Inc. (a development stage company) as of September 30, 2005 and 2004, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2005, and for the period from July 5, 1989 (inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

We conducted our audits in accordance with the Standardsof the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diasense, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, and for the period from
July   5,  1989  (inception)  through  September  30,  2005,   in
conformity with accounting principles generally accepted in the United States of America.


The  accompanying   financial  statements  have  been
prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for the year September 30, 2005 and from July 5, 1989 (inception) through September 30, 2005 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to
these matters are   also  described  in  note  B.  The  financial
statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.

/s/Goff, Backa, Alfera & Company, LLC
Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
January 4, 2006

                               DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                  September 30,   September 30,
               ASSETS                                 2005           2004
                                                   -----------    -----------
Current assets
  Cash                                             $     1,545    $         -
  Due from Diabecore                                    14,887              -

Other Assets
  Investment                                                 -              -
                                                   -----------     ----------
                                                             -              -
                                                   -----------     ----------
               TOTAL ASSETS                        $    16,432    $         -
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $    19,479     $    5,000
  Note payable to majority shareholder               1,996,936      1,954,936
  Accrued interest payable to majority shareholder     164,933              -
                                                   -----------    -----------
               Total current liabilities             2,181,348      1,959,936

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Sept. 30, 2005 and
   Sep. 30, 2004                                       229,801        229,801
  Additional paid-in capital                        44,612,895     41,509,449
  Warrants                                             725,682      3,827,478
  Deficit accumulated during the  development stage(47,733,294)   (47,526,714)
                                                    -----------    -----------
                                                    (2,164,916)    (1,959,936)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $    16,432    $         -
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2005    September 30, 2004  September 30, 2002   September 30, 2005
                                         ------------------    ------------------  ------------------   ------------------
Research and development expenses
                                           $       -            $       -             $      -             $ 10,556,405

General and administrative expenses              98,889                 -                  96,173            16,975,648

Warrant extensions                                 -                    -                    -               17,890,676

Technology and patent rights acquired              -                    -                    -                2,650,000

Interest expense                                164,933                 -                    -                  176,658

Loss on unconsolidated subsidiaries                -                    -                    -                  575,412

Impairment Loss                                    -                    -                    -                  690,124

Amortization of Goodwill                           -                    -                    -                  535,057

Other income                                       -                    -                (284,974)           (1,042,997)

Other expense                                      -                    -                    -                   37,405

Gain from sale of Diabecore Stock               (57,242)                -                    -                  (57,242)

Gain from sale of MicroIslet Stock                 -                    -                (530,880)           (1,283,852)
                                           --------------       --------------       --------------       ---------------
Net income (loss)                          $   (206,580)        $       -             $    719,681        $  (47,703,294)
                                           ==============       ==============       ==============       ===============
Net income (loss) per common share         $      (0.01)        $       -             $       0.03        $        (2.26)
                                           ==============       ==============       ==============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

     For the period July 5, 1989 (inception) through September 30, 2005


                                                                                                           Deficit     Total
                                                                                                        Accumulated    Stock-
                                                                       Common    Additional              During the    Holders'
                                                  Common    Stock      Stock      Paid-in               Development    equity
                                                  Shares    Amount   Subscribed   Capital    Warrants       Stage     (Deficit)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
July 10,1989 Issuance of stock to BICO in
   connection with obtaining License and
   Marketing Agreement                           8,000,000  $ 80,000  $       -  $       -   $       -   $        -   $   80,000
 Aug. 21 through Dec. 31, 1989 (various dates)
   First Private Placement                         656,000     6,560          -    321,440           -            -      328,000
 Sep. 29, 1989 - Issuance of stk in connection
   with patent rights acquired by BICO           1,040,000    10,400          -    509,600           -            -      520,000
 Net loss                                                -         -          -          -           -      (80,000)     (80,000)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1989                    9,696,000    96,960          -    831,040           -      (80,000)     848,000
 Jan. 1 to Dec. 31, 1990 (various dates)
    First private Placement                      1,240,000    12,400          -    607,600           -            -      620,000
 May 1, 1990 through Aug. 31, 1990 (various dates)
    First Private Placement
    Exchange of debt for shares of stock           136,000     1,360          -     66,640           -            -       68,000
 Warrants issued - to BICO                               -         -          -          -      27,500            -       27,500
 Net loss                                                -         -          -          -           -     (497,628)    (497,628)
                                                ---------- --------- ---------- ---------- -----------  ------------ -----------
Balances at December 31, 1990                   11,072,000   110,720          -  1,505,280      27,500     (577,628)   1,065,872
 Jan. 1 to Dec. 31, 1991 (various dates)
   First Private Placement                         768,000     7,680          -    376,320           -            -      384,000
   Second Private Placement                      3,948,250    39,482          -  3,896,468           -            -    3,935,950
 December 31, 1991 - common stock subscribed
   62,500 shares at $ 1                                  -         -        625     61,875           -            -       62,500
 Warrants issued - to BICO                               -         -          -          -      19,085            -       19,085
 Net loss                                                -         -          -          -           -   (3,650,203)  (3,650,203)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at December 31, 1991                   15,788,250   157,882        625  5,839,943      46,585   (4,227,831)   1,817,204
 Jan. 1 to Sep. 30, 1992 (various dates)
   Second Private Placement                        986,750     9,868          -    976,883           -            -      986,751
   Third Private Placement                           7,212        72          -     25,170           -            -       25,242
   Fourth Private Placement                        120,000     1,200          -    418,800           -            -      420,000
 Jan. 1992 - Exchange of debt for share of stk     235,000     2,350          -    232,650           -            -      235,000
 Jan. 1992 - Common stk subscriptions recieved      62,500       625       (625)         -           -            -            0
 Net loss                                                -         -          -          -           -   (2,846,584)  (2,846,584)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1992                  17,199,712   171,997          -  7,493,446      46,585   (7,074,415)     637,613
 Sep. 30, 1992 to Oct. 31,1992(various dates)
   Fourth Private Placement                        180,000     1,800          -    628,200           -            -      630,000
 June 1993 thru July 1993 warrants exercised        25,000       250          -     28,520      (3,770)           -       25,000
 Net loss                                                -         -          -          -           -   (3,763,101)  (3,763,101)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1993                  17,404,712   174,047          -  8,150,166      42,815  (10,837,516)  (2,470,488)
 Oct. 1, 1993 to Sep. 30, 1994(various dates)
   Registered Stock                                230,961     2,309          -    783,936           -            -      786,245
 Consulting service in exchange for stock            7,200        72          -     25,128           -            -       25,200
 Treasury Stock purchase                           (10,000)     (100)         -     (4,900)          -      (30,000)     (35,000)
 Treasury Stock sale                                10,000       100          -     34,900           -            -       35,000
 Nov. 1993 thru Aug. 1994 warrants exercised       105,000     1,050          -     38,950      (2,500)           -       37,500
 June 1994 Private Placement subject to Reg. S      91,667       917          -    287,834           -            -      288,751
 Net Loss                                                -         -          -          -           -   (5,145,081)  (5,145,081)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1994                  17,839,540   178,395          -  9,316,014      40,315  (16,012,597)  (6,477,873)
 Consulting service in exchange for stock           17,500       175          -     61,075           -            -       61,250
 May 1995 Exchange of debt for shrs of stk       3,000,000    30,000          - 10,470,000           -            -   10,500,000
 Oct. 1994 thru Sep. 1995 warrants exercised        29,512       295          -      9,771           -            -       10,066
 Warrant extensions                                      -         -          -      -       4,625,000            -    4,625,000
 Oct. 1, 1994 to Sep. 30, 1995(various dates)
    Registered Stock                               437,768     4,378          -  1,497,114           -            -    1,501,492
 July 12, 1995 unregistered stock to BICO        1,200,000    12,000          -  4,188,000           -            -    4,200,000
 Net Loss                                                -         -          -      -           -      (10,336,514) (10,336,514)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1995                  22,524,320   225,243          - 25,541,974   4,665,315  (26,349,111)   4,083,421
 Consulting service in exchange for stock:Reg.      10,000       100          -     34,900           -            -       35,000
 Consulting service in exchange for stock:Unreg.     5,000        50          -     17,450           -            -       17,500
 Oct. 1995 thru Sep. 1996 warrants exercised        56,000       560          -     27,440           -            -       28,000
 Warrant extensions                                      -         -          -          -   7,640,468            -    7,640,468
 Oct. 1, 1995 to Sep. 30, 1996(various dates)
   Registered Stock                                410,731     4,108          -  1,361,047           -            -    1,365,155
 Net Loss                                                -         -          -          -           -   (9,018,258)  (9,018,258)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1996                  23,006,051   230,061          - 26,982,811  12,305,783  (35,367,369)   4,151,286
 Warrant extensions                                      -         -          -          -   5,593,875            -    5,593,875
 Oct. 1, 1996 to Sep. 30, 1997(various dates)
   Registered Stock                                (27,000)     (270)         -    (94,230)          -            -      (94,500)
 Net Loss                                                -         -          -          -           -   (6,564,837)  (6,564,837)
                                                ---------- --------- ---------- ----------  ----------  ------------ -----------
Balances at September 30, 1997                  22,979,051   229,791          - 26,888,581  17,899,658  (41,932,206)   3,085,824
 Warrant extensions                                      -         -          -          -      25,000            -       25,000
 Warrants expired                                        -         -          -  2,400,000  (2,400,000)           -            -
 Oct. 1, 1997 to Sep. 30, 1998(various dates)
    Registered Stock                                 1,000        10          -      3,490           -            -        3,500
 Net Loss                                                -         -          -          -           -   (2,914,329)  (2,914,329)
                                                ---------- --------- ---------- ----------  ----------   ----------  -----------
Balances at September 30, 1998                  22,980,051   229,801          - 26,292,071  15,524,658  (44,846,535)     199,995
 Warrants issued for services                            -         -          -          -     228,538            -      228,538
 Warrant extensions                                      -         -          -          -       6,333            -        6,333
 Warrants expired                                        -         -          -    377,625    (377,625)           -            -
 Net Loss                                                -         -          -          -           -     (487,756)    (487,756)
                                                ---------- --------- ---------- ----------  ----------    ---------   ----------
Balances at September 30, 1999                  22,980,051  $229,801          - 29,669,696  15,381,904  (45,334,291)     (52,890)

 Warrants issued for services                            -         -          -          -           -            -            -
 Warrant extensions                                      -         -          -          -     230,178            -      230,178
 Warrant expired                                         -         -          -    291,250    (291,250)           -            -
 Net Loss                                                -         -          -          -           -     (695,438)    (695,438)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2000                  22,980,051  $229,801 $        -$29,960,946 $15,320,832 $(46,029,729) $  (518,150)

 Warrants issued for services                            -         -          -          -      55,199            -       55,199
 Warrant extensions                                      -         -          -          -           -            -            -
 Warrant expired                                         -         -          -          -           -            -            -
 Net Loss                                                -         -          -          -           -   (1,755,563)  (1,755,563)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2001                  22,980,051  $229,801 $        -$29,960,946 $15,376,031 $(47,785,292) $(2,218,514)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
 Warrant expired                                         -         -          -     57,407     (57,407)           -            -
 Net Loss                                                -         -          -          -           -     (461,103)    (461,103)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2002                  22,980,051  $229,801 $        -$30,018,353 $15,318,624 $(48,246,395) $(2,679,617)
                                                ========== ========= ========== ==========  ==========  ===========   ===========
 Warrant expired                                         -         -          -  3,309,422  (3,309,422)           -            -
 Net Income (Loss)                                       -         -          -          -           -      719,681      719,681
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2003                  22,980,051  $229,801 $        -$33,327,775 $12,009,202 $(47,526,714) $(1,959,936)
                                                ========== ========= ========== ==========  ==========  ===========   ===========
Warrant expired                                          -         -          -   8,181,724  (8,181,724)           -            -
 Net Income (Loss)                                       -         -          -           -           -            -            -
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2004                  22,980,051  $229,801 $        -$41,509,499 $ 3,827,478 $(47,526,714) $(1,959,936)
                                                ========== ========= ========== ==========  ==========  ===========   ===========
Warrants issued for services                             -         -          -          -       1,600            -        1,600
Warrant expired                                          -         -          -  3,103,396  (3,103,396)           -            -
 Net Income                                              -         -          -          -           -     (206,580)    (206,580)
                                                ---------- --------- ---------- ----------  ----------  -----------   ----------
Balances at September 30, 2005                  22,980,051  $229,801 $        -$44,612,895 $   725,682 $(47,733,294) $(2,164,916)
                                                ========== ========= ========== ==========  ==========  ===========   ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended   (inception) thru
                                         September 30, 2005    September 30, 2004  September 30, 2003   September 30, 2005
                                         ------------------    ------------------  ------------------   ------------------

Cash flows from operating activities:
 Net income (loss)                          $     (206,580)       $       -            $   719,681        $  (47,703,294)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                        -                   -                     41                90,047
  Amortization                                        -                   -                380,810               535,057
  Impairment loss                                     -                   -                690,124               704,491
  Gain on sale of Diabecore stock                  (57,242)               -                    -                 (57,242)
  Gain on sale of MicroIslet stock                    -                   -               (530,880)           (1,283,852)
  Loss on unconsolidated subsidiaries                 -                   -                    -                 575,412
  Stock issued in exchange for services               -                   -                    -                 138,950
  Stk issued for License & Marketing Agreement        -                   -                    -                  80,000
  Warrants issued for services                       1,600                -                    -                 515,515
  Warrant extensions                                  -                   -                    -              17,890,676
  Inventory deposit - BICO                            -                   -                    -              (1,000,000)
  (Increase) decrease in prepaid expenses             -                   -                    868                   -
  Increase (decrease)in accounts payable            14,479                -                (38,099)               19,479
  Increase (decrease) in accrued payroll
    and withholdings                                  -                   -               (167,942)                  -
  Decrease in other assets                            -                   -                    239                   -
  Increase in accrued interest                     164,933                -                    -                 164,933
                                               -------------        -------------     -------------        -------------
Net cash used in operating activities              (82,810)               -                (16,092)          (29,329,828)

Cash flows from investing activities:
  Disposal of property and equipment                  -                   -                    -               175,000
  Purchase of property and equipment                  -                   -                    -              (279,413)
  Investment - MicroIslet                             -                   -                    -            (1,600,000)
  Investment - Diabecore                              -                   -                    -              (987,468)
  Proceeds from sale of Diabecore stock             42,355                -                    -                42,355
  Proceeds from sale of MicroIslet stock              -                   -                691,340           2,070,726
  (Increase)in notes rec-related parties              -                   -                    -              (125,000)
  (Increase)in interest rec-related parties           -                   -                    -               (13,538)
                                               -------------        -------------     -------------        -------------
Net cash provided by (used in) investing
          activities                                42,355                -                691,340            (717,338)

Cash flows from financing activities:
  Proceeds from notes payable                       72,000                -                   -                 72,000
  Payments on notes payable	                   (30,000)               -                   -                (30,000)
  Advances to BICO                                    -                   -                   -             (7,498,369)
  Repayment of advances to BICO                       -                   -                   -              9,203,493
  Advances from BICO, net                             -                   -                   -             14,496,167
  Repayment of advances from BICO                     -                   -               (675,248)         (2,041,231)
  Proceeds from issuance of common stock              -                   -                   -             10,971,834
  Proceeds from issuance of common stk to BICO        -                   -                   -              4,200,000
  Proceeds from warrants exercised                    -                   -                   -                118,066
  Purchase from treasury stock                        -                   -                   -                (35,000)
  Proceeds from Regulation S                          -                   -                   -                288,751
  Proceeds from issuance of notes payable             -                   -                   -                303,000
                                               -------------       --------------     ------------         -------------
Net cash (used in)provided by fin. activities       42,000                -               (675,248)          30,048,711
                                               -------------       --------------     ------------         -------------
Net increase(decrease)in cash and cash equiv.        1,545                -                   -                   1,545
Cash and cash equivalents at beg of period            -                   -                   -                    -
                                               -------------       --------------     ------------         -------------
Cash and cash equivalents at end of period     $     1,545         $      -           $       -           $       1,545
                                               =============       ==============     ============         =============

The accompanying notes are an integral part of this statement.
F-6





                          DIASENSE, INC.
                   (A Development Stage Company)

                 NOTES TO THE FINANCIAL STATEMENTS
                        September  30, 2005

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

1.   ORGANIZATION

Diasense, Inc. (Diasense) was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO, Inc. (BICO). BICO owned approximately 52% of the stock ofDiasense until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC. Diasense's activities have been focused on developing a noninvasive glucose sensor (the Sensor). The Sensor would use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

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

6.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding, which amounted
to 22,980,051  for  the  years  ended  September  30,  2005   and
September 30, 2004 and September 30, 2003. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

For the period from July 5, 1989 (inception) to September 30, 2005, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the income (loss)per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement which included Diasense's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants for the period from July 5, 1989 (inception) to September 30, 2005 amounted to 21,062,009.

7.   RESEARCH AND DEVELOPMENT

All research and development costs incurred by Diasense, or by BICO on its behalf, are charged to operations as incurred.
Patent and technology rights acquired from BICO have also been written off as a charge to operations.

8.   TREASURY STOCK

Diasense records treasury stock transactions using the par value method.


9.   INTERCOMPANY ACTIVITY

Prior to July 23, 2004 certain expenses were allocated by management between Diasense, BICO and BICO's subsidiaries. These expenses were reimbursed to the paying entity through the use of intercompany accounts, which accounts were also used to account for non-interest bearing cash advances between the companies.

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

NOTE B - OPERATIONS

In April 2005, Diasense resumed development of the Sensor but has not, as yet, achieved a commercially marketable product.
The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to maintain operations to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. Since the sale of BICO's interest in Diasense to Dominion Assets, LLC (Dominion) funding has been provided by $72,000 in demand loans from Dominion and from $42,355 proceeds from the sale of Diasense's interest in Diabecore.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows, and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations from inception through September 30, 2005 and has a significant accumulated deficit as of September 30, 2005, raising substantial doubt about its ability to continue as a going concern.Since 1997, Diasense had been financially dependent upon BICO and BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003. Diasense will be required to find other funding in order to continue as a going concern. Limited funding has been provided by Dominion but it is uncertain to what extent Dominion will be able and/or willing to continue such funding.

NOTE C - GAIN ON SALE OF INVESTMENTS

In December 2002, Diasense sold the balance of its ownership in MicroIslet, Inc. (706,679) stock for an aggregate of $691,340 which was used to reduce its payable to BICO. The investment had been carried at a value of $160,460 and a gain of $530,880 was recognized on the sale.

In May 2005, the Company sold its entire interest in Diabecore back to Diabecore for a total purchase price of $57,242 ($73,500
Canadian). Diasense received $42,355 in May 2005 and the balance in October 2005.

NOTE D - LEASE

In December 1998 Diasense sold its building and leased it back under an agreement which required monthly rent of $5,750 for five
years  beginning  on  January  1, 1999.   Minimum  rental
payments under this lease were $69,000 for the fiscal years ending on September 30, 2003 and $17,250 for the final three months of the lease concluding December 31, 2003. Diasense paid a security deposit of $17,250 upon entering into this lease agreement. At September 30, 2003 the security deposit had been used to partially offset the amount due on this lease. Subsequent to September 30, 2003 Diasense and the landlord agreed to settle all obligations under this lease for a total payment of $5,000.

NOTE E - NOTE PAYABLE TO MAJORITY SHAREHOLDER

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, the $1,954,936 intercompany payable from Diasense to BICO was assigned to Dominion Assets, LLC.This liability was documented by a note payable on demand without interest.

After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets.

During the fiscal year ended September 30, 2005, Dominion loaned Diasense an additional $72,000 to provide funding for general and administrative expenses and to resume the development of the Sensor. This amount is also payable on demand with interest accrued at a rate of 8%. Prior to September 30, 2005, $30,000 was repaid on this note payable.

NOTE F - OTHER INCOME

Diasense had no other income for the years ended
September 30, 2004 or 2005.

Other  income  for  the  year  ended  September 30, 2003 includes
$269,449 in forgiveness of debt and  $15,525  of  rental  income.
The total rental income for the year ended September 30, 2003 was from BICO and its subsidiaries for office space.

NOTE G - INCOME TAXES

As of September 30, 2005, Diasense has available approximately $26 million of net operating loss carryforwards for federal income tax purposes. These carryforwards are available, subject to limitations, to offset future taxable income, and expire in the tax years 2006 through 2022. Diasense also has research and development credit carryforwards available to offset federal income taxes of approximately $700,000 subject to limitations, expiring in the years 2005 through 2013. The ability to utilize these carry forwards are significantly limited or eliminated due to the change in ownership which occured in May 2004.

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

The  following  is  a  summary of the composition  of  Diasense's
deferred   tax  asset  and  associated  valuation  allowance   at
September 30, 2005 and 2004:



                                 2005                2004

 Net Operating Loss           $ 8,961,860       $ 8,897,860
 Warrant Expense                6,111,310         6,111,310
 Patent Amortization              331,340           331,340
 Tax Credit Carry Forward         700,000           700,000
                              ----------         ----------
                              16,104,510         16,040,510
 Valuation Allowance         (16,104,510)       (16,040,510)
                              ----------         ----------
 Net Deferred Tax Asset       $        0        $         0
                              ==========         ==========

The deferred tax benefit and the associated increase in the valuation allowance are summarized in the following schedule:



                                                 Increase
                                   Deferred     (Decrease)
                                     Tax       in Valuation
                                    Benefit     Allowance     Net

Year Ended September 30, 2005  $    (64,000)  $   64,000      $0
Year Ended September 30, 2004  $          0   $        0      $0
Year Ended September 30, 2003  $     88,991   $  (88,991)     $0
Year Ended September 30, 2002  $   (156,007)  $  156,007      $0
Year Ended September 30, 2001  $   (389,830)  $  389,830      $0
From July 5, 1989 (inception)
   through September 30, 2005  $(16,104,510)  $16,104,510     $0


NOTE H - RELATED PARTY TRANSACTIONS

NON CIRCUMVENTION AND CONSULTING FEE AGREEMENT

On September 29, 2004 Diasense entered into a Non circumvention and Consulting Fee Agreement with Keith R. Keeling, President of Dominion Assets, LLC (Diasense's majority shareholder). Under the terms of the agreement Mr. Keeling will assist in the sale of Diasense assets and will receive upon funding of any such sale a fee equal to 5% of the sale proceeds. Diasense agreed to work exclusively through Mr. Keeling in connection with its sales of assets.
In April 2005 this Non Circumvention and Consulting Agreement was terminated by mutual agreement.



NOTE I - STOCKHOLDERS' EQUITY

Common Stock

Diasense has had no sales of its common stock since 1997 and there is no known market for its 22,980,051 shares outstanding.

Common Stock Warrants

At September 30, 2005, Diasense has reserved 700,000 shares of
Diasense's   unissued  common  stock  for  warrants  which   were
outstanding and exercisable. The fiscal years in which warrants expire are as follows:

  Warrant Expiration Fiscal Year          Number of Shares

         2006                                500,000
         2010                                200,000
                                           ----------
                                             700,000
                                           ==========

The following is a summary of warrant transactions during fiscal years ended September 30,


                           2005       2004       2003         2002          2001
Outstanding beginning     2,643,000  8,292,750  10,575,800   10,635,013    10,463,013
 of year

Granted during the year     200,000          0           0            0       500,000

Canceled during the year (2,143,000)(5,649,750) (2,283,050)     (59,213)     (328,000)
                         ----------  ---------   ---------   ----------    ----------
Outstanding, and            700,000  2,643,000   8,292,750   10,575,800    10,635,013
eligible for exercise.   ==========  =========   =========   ==========    ==========


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

There were no warrants issued or extended during the fiscal years ended September 30, 2004 and 2005.


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

Cash paid for interest and income taxes were as follows:


                                           From July 5, 1989
                                             (inception)
                Sept. 30 Sept.30 Sept. 30  through September
                 2005     2004     2003       30,2005

Interest Paid $   0    $   0     $   0       $11,725
               ======   ======    ======      ======
Income Taxes
       Paid   $   0    $   0     $   0       $   0
               ======   ======    ======      ======

NOTE K - SUBSEQUENT EVENTS

Note Conversion Agreement

On October 24, 2005 Diasense entered into a Note Conversion Agreement (the "Conversion Agreement") with Dominion Assets LLC ("Dominion"), the holder of a $1,954,936 principal amount note of Diasense (the "Note"). The material terms of the Conversion Agreement are described in Item 1.01 of a Current Report on Form 8-K/A filed on October 31, 2005 and are incorporated herein by reference. On October 1, 2005, the outstanding balance of the Note, including interest, was $2,118,606.19.

Pursuant to the Conversion Agreement, the entire principal amount of the Note, including all accrued and unpaid interest through the date of conversion, will convert into shares of common stock of Diasense at a conversion price of $.04 per share (the "Conversion Shares") if Diasense raises a minimum of $3,000,000 in gross proceeds from a private offering of its equity securities on or before March 31, 2006, at a price per share of at least $.10 (the "Qualified Offering"). If the Qualified Offering takes place, Dominion will accept these Conversion Shares as full satisfaction of any and all obligations of Diasense under the Note.

Pursuant to the Conversion Agreement, the Board of Directors of Diasense appointed Keith R. Keeling as Chief Executive Officer of Diasense on October 25, 2005 and the Board of Directors appointed Keith R. Keeling as a Director of Diasense on October 25, 2005, to serve until the next annual meeting of the shareholders of Diasense or until his successor is duly elected and qualified.
Mr. Keeling was appointed as a Director of Diasense in connection with the Conversion Agreement.

Since 2003, Mr. Keeling has been the President and a principal of Dominion Asset Finance Corporation. Dominion Asset Finance Corporation purchased and liquidated certain assets of BICO.
Since 2004 Mr. Keeling has been the Managing Member of Dominion
Assets LLC.   Dominion Assets, LLC purchased 11,975,000 shares of
Diasense and other assets of BICO. Dominion Assets, LLC is a majority stockholder of Diasense and has made several loans to the Company to fund operations. From 1994 to 2003, Mr. Keeling was a principal and the Executive Vice President of Dynamics Commercial Funding Corporation, an equipment leasing and finance company he founded in 1994.

In addition, pursuant to the Conversion Agreement Diasense agreed to take all corporate action necessary to amend its Articles of Incorporation to increase the number of shares of authorized common stock so that there is a sufficient number of authorized common stock available for the issuance of the Conversion Shares in accordance with the terms of the Conversion Agreement and to take all corporate action necessary, as soon as practicable in a manner consistent with any required regulatory filings, to appoint two nominees of Dominion to the Diasense Board of Directors.
These appointments to the Diasense Board of Directors will be deemed to be effective when all required regulatory filings have been made.

Pursuant to the Conversion Agreement, if a Qualified Offering takes place the Note will automatically convert and Diasense will issue the Conversion Shares to Dominion and the Note will be
canceled.   Assuming the Qualified Offering had already taken
place and the Conversion Shares had been issued on October 1, 2005, this conversion would result in the acquisition by Dominion of 52,965,154 shares of Diasense common stock. In the event the Qualified Offering does not take place by March 31, 2006, the Note will remain outstanding and Diasense's assets will continue to be subject to Dominion's security interest in the Note. In addition, Dominion owns 11,975,000 shares of Common Stock acquired in a previous acquisition. In the aggregate, Dominion may be deemed to beneficially own 64,940,154 shares of Common Stock, representing 85.5% of the outstanding Common Stock.

If a Qualified Offering takes place, the issuance of the Conversion Shares as described above will be exempt from the registration requirements under the Securities Act of 1933 pursuant to Sections 4(2) and 4(6) thereof.


Departure of Principal Officer and Director; Appointment of
Principal Officers and Director.

On October 25, 2005, Anthony Paterra, Director and Chief Executive Officer of Diasense, voluntarily resigned as Chief Executive
Officer.

On October 25, 2005, the Board of Directors appointed Keith R.
Keeling, age 49, as Chief Executive Officer of Diasense.  Mr.
Keeling was appointed as Chief Executive Officer of Diasense in connection with the Conversion Agreement.

On October 25, 2005, the Board of Directors appointed Keith R. Keeling as a Director of Diasense, to serve until the next annual meeting of the shareholders of Diasense or until his successor is duly elected and qualified. Mr. Keeling was appointed as a Director of Diasense in connection with the Conversion Agreement.

On October 25, 2005, Anthony Paterra, Director of Diasense, voluntarily resigned from Diasense's Board of Directors. There was no disagreement between Mr. Paterra and Diasense regarding any matter relating to Diasense's operations, policies or practices.

On October 25, 2005, the Board of Directors appointed Anthony
Paterra, age 55, as Executive Vice President of Diasense.

Mr. Paterra joined BICO Inc. in 1999 as Director of Public Affairs and also assisted with corporate insurance issues for BICO and Diasense. In May 2003 he was appointed to the Diasense Board of
Directors and was made Chief Executive Officer.    He also served
as a director and Chief Executive Officer of BICO, Inc. until
November 8, 2004.   Prior to joining the Company, he worked as an
Insurance Agent.

On November 10, 2005, the Diasense Board of Directors appointed
Steven L. McDonald as Secretary of Diasense. Mr. McDonald is a principal of Dominion.


Entry into a Material Definitive Agreement

Amendments to Existing Independent Consultant Agreements:

(a) On November 11, 2005, Diasense, Inc. ("Diasense" or the "Company") and Jeremy Grata amended the independent consultant agreement into which they had entered on May 19, 2005 (the "Grata Consulting Agreement"). The material terms of the original Grata Consulting Agreement are described in Item 1.01 of a Current
Report  on  Form  8-K  filed  with  the  Securities  and  Exchange
Commission (the "SEC") on May 24, 2005, and are incorporated herein by reference. The Grata Consulting Agreement has been amended as follows:

      (i) The initial term of the Grata Consulting Agreement has been extended two additional years and will now expire on May 19, 2009. After the expiration date, the agreement may be extended on a month to month basis upon written agreement of Diasense and Mr. Grata.

     (ii) The five-year warrant certificate that the Company had issued to Mr. Grata as consideration under the Grata Consulting Agreement has been amended and restated and reissued as of November 11, 2005. The amended and restated warrant certificate grants Mr. Grata the right to acquire an additional 2,773,000 shares (4,000,000 shares in total) of the common stock of Diasense prior to the expiration date under the original warrant certificate granted to him (May 19, 2010). Descriptions of the material terms of the aforementioned warrant (including the vesting provisions thereof) are set forth in Item 3.02 of a Current Report on Form 8-K filed on November 16, 2005, which descriptions are incorporated by reference.

(b)  On  November 11, 2005, Diasense and Michael Pitsakis  amended the independent consultant agreement into which they had entered on May 19, 2005 (the "Pitsakis Consulting Agreement"). The material terms of the original Pitsakis Consulting Agreement are described in Item 1.01 of a Current Report on Form 8-K filed with the SEC on May 24, 2005, and are incorporated herein by reference. The Pitsakis Consulting Agreement has been amended as follows:

      (i) The initial term of the Pitsakis Consulting Agreement has been extended two additional years and will now expire on May 19, 2009. After the expiration date, the agreement may be extended on a month to month basis upon written agreement of Diasense and Mr. Pitsakis.

      (ii) The five-year warrant certificate that the Company had issued to Mr. Pitsakis as consideration under the Pitsakis Consulting Agreement has been amended and restated and reissued as of November 11, 2005. The amended and restated warrant certificate grants Mr. Pitsakis the right to acquire an additional 2,773,000 shares (4,000,000 shares in total) of the common stock of Diasense prior to the expiration date under the original warrant certificate granted to him (May 19, 2010). Descriptions of the material terms of the aforementioned warrant (including the vesting provisions thereof) are set forth in Item 3.02 of a Current Report on Form 8-K filed November 16, 2005, which descriptions are incorporated by reference in this Item 1.01.

Entry into New Independent Consultant Agreement:

On November 14, 2005, Diasense entered into an independent consultant agreement with Dr. Stuart A. Fine (the "Fine Consulting Agreement"). Pursuant to the Fine Consulting Agreement, Dr. Fine will perform various consulting services for the Company in connection with the development of the Company's non-invasive glucose sensor intellectual property, including: (i) advising the Company on medical issues related to the Diasensor non-invasive glucose sensor; (ii) assisting the Company in its efforts to sell or license its intellectual property by providing technical expertise as required to interested parties; and (iii) assisting the Company in its efforts to complete the development of the next generation of the Diasensor. Dr. Fine shall not receive any monetary compensation or additional benefits (including health and welfare benefits) under the Fine Consulting Agreement and has instead received a stock purchase warrant certificate to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.10 per share, exercisable for a period of ten (10) years. Descriptions of the material terms of the aforementioned warrant certificate are set forth in Item 3.02 (subparagraph (d) thereof) of a Current Report on Form 8-K filed November 16, 2005, which descriptions are incorporated by reference in this Item
1.01. The initial term of the Fine Consulting Agreement expires on November 14, 2008, and may be extended on a month to month basis upon written agreement of the Company and Dr. Fine. The agreement may be terminated by the Company or Dr. Fine at any time upon fifteen (15) days written notice. The Fine Consulting Agreement also imposes (A) customary protections regarding the Company's proprietary rights in, and assigns Dr. Fine's rights with respect to, any work products or materials with which Dr.
Fine will work pursuant to his duties under the agreement, (B) confidentiality obligations on the part of Dr. Fine relating to the protection of the Company's proprietary and confidential information and (C) customary non-competition and non-solicitation restrictions upon Dr. Fine that extend for a period of twelve (12) months past the termination of the agreement.

Unregistered Sales of Equity Securities.

(a) On November 11, 2005, in conjunction with the amendment of the Grata Consulting Agreement (as described in Item 1.01 of a Current Report on Form 8-K filed November 16, 2005 and incorporated herein by reference) and as consideration paid by the Company thereunder, Diasense issued to Jeremy Grata an amended and restated warrant certificate, representing Mr. Grata's right to acquire an additional 2,773,000 shares (4,000,000 shares in total) of the Company's common stock. The warrants represented by the amended and restated certificate have an exercise price of $0.01 per share and expire on May 19, 2010. The warrants vest (and become exercisable) according to the following schedule:

  (i) 100,000 warrants are exercisable immediately on or after the issuance date;

  (ii) 150,000 warrants and an additional 250,000 warrants will be exercisable at such times as phases 1 and 2, respectively, of the development of the non-invasive glucose sensor by the Company are completed, provided that Mr. Grata is providing services to the Company under the Grata Consulting Agreement at such time;

   (iii) 727,000 warrants will be exercisable at such time as a working prototype of the non-invasive glucose sensor has been completed and is functional, provided that Mr. Grata is providing services to the Company under the Consulting Agreement at such time; and

   (iv) 2,773,000 warrants will be exercisable at such time that the non-invasive glucose sensor is approved by the U.S. Food and Drug Administration (the "FDA") or other regulatory body, provided that Mr. Grata is providing services to the Company under the Consulting Agreement at such time.

  In addition, all warrants represented by the certificate granted to Mr. Grata will vest immediately upon either (x) a change of control of Diasense or (y) the sale or license of the Company's non-invasive glucose sensor intellectual property.

(b) On November 11, 2005, in conjunction with the amendment of the Pitsakis Consulting Agreement (as described in Item 1.01 of a Current Report on Form 8-K filed November 16, 2005 and incorporated herein by reference) and as consideration paid by the Company thereunder, Diasense issued to Michael Pitsakis an amended and restated warrant certificate, representing Mr. Pitsakis' right to acquire an additional 2,773,000 shares (4,000,000 shares in total) of the Company's common stock. The warrants represented by the amended and restated certificate have an exercise price of $0.01 per share and expire on May 19, 2010. The warrants vest (and become exercisable) according to the following schedule:

  (i) 100,000 warrants are exercisable immediately on or after the issuance date;

  (ii) 150,000 warrants and an additional 250,000 warrants will be exercisable at such times as phases 1 and 2, respectively, of the development of the non-invasive glucose sensor by the Company are completed, provided that Mr. Pitsakis is providing services to the Company under the Pitsakis Consulting Agreement at such time;

   (iii) 727,000 warrants will be exercisable at such time as a working prototype of the non-invasive glucose sensor has been completed and is functional, provided that Mr. Pitsakis is providing services to the Company under the Consulting Agreement at such time; and

   (iv) 2,773,000 warrants will be exercisable at such time that the non-invasive glucose sensor is approved by the FDA or other regulatory body, provided that Mr. Pitsakis is providing services to the Company under the Consulting Agreement at such time.

  In addition, all warrants represented by the certificate granted to Mr. Pitsakis will vest and become exercisable immediately upon either (x) a change of control of Diasense or (y) the sale or license of the Company's non-invasive glucose sensor intellectual property.

(c) On November 11, 2005, Diasense issued to Anthony Paterra a warrant certificate representing Mr. Paterra's right to purchase 3,250,000 shares of the Company's common stock. The certificate was issued in conjunction with, and as part of the consideration for, Mr. Paterra's acceptance of employment with Diasense beginning October 25, 2005. The warrants represented thereby have an expiration date of November 11, 2010 and an exercise price of $0.01 per share. The warrants vest (and become exercisable) according to the following schedule:

   (i) 1,000,000 warrants are exercisable immediately on or after the issuance date; and

   (ii) an additional 93,750 warrants will become exercisable on the first day of each month for twenty-four (24) consecutive months beginning December 1, 2005 and ending November 1, 2007, provided that Mr. Paterra is employed by the Company during such period.

  In addition, all warrants represented by the certificate granted to Mr. Paterra will vest and become exercisable immediately upon either (x) a change of control of Diasense or (y) the sale or license of the Company's non-invasive glucose sensor intellectual property.

(d) On November 14, 2005, in conjunction with the Company's entry into an Independent Consulting Agreement with Dr. Stuart A. Fine (as described in Item 1.01 of a Current Report on Form 8-K file November 16, 2005 and incorporated herein by reference) and as consideration paid by the Company for Dr. Fine's services thereunder, the Company issued a warrant certificate to Dr. Fine, representing Dr. Fine's right to acquire 150,000 shares of the Company's common stock. The warrants represented by the certificate have an exercise price of $0.10 per share and expire on November 14, 2015. The warrants vest (and become exercisable) according to the following schedule:

   (i) 35,000 warrants are exercisable immediately on or after the issuance date;

   (ii) 35,000 warrants are exercisable at such time as a working prototype of the Company's non-invasive glucose sensor is complete and functional; and

   (iii) 80,000 Warrants are exercisable at such time as the Diasensor non-invasive glucose sensor is approved by the FDA.

  In addition, all warrants represented by the certificate granted to Dr. Fine will vest and become exercisable immediately upon either (x) a change of control of Diasense or (y) the sale or license of the Company's non-invasive glucose sensor intellectual property.

(e) On November 15, 2005, the Company issued 6% secured convertible notes ("Convertible Notes") in principal amounts of
$25,000 to each of St. Claire Capital Management and Lisa A. Paterra (each, a "Holder"), in consideration of the loans of equal amount made to the Company by each such Holder as of such date. Each of the Convertible Notes issued on November 15, 2005 is due October 31, 2010 (the "Maturity Date"), and will accrue interest at a rate of 6% per annum. Each Convertible Note is secured by all assets of the Company and ranks pari passu in such security interest with (A) each of the other Convertible Notes that may be issued by the Company from time to time and (B) the demand note dated July 23, 2004 issued by the Company to BICO, Inc. and assigned to Dominion Assets, LLC. Each Convertible Note is convertible in whole (not in part) into common stock of the Company at a conversion price of $0.10 per share under the following circumstances:

  (i) Optional Conversion: The Convertible Note is convertible at the Holder's option upon either (A) the receipt by the Holder of a notice of prepayment of the principal of the Convertible Note by the Company, or (B) in the event all outstanding principal and accrued interest due and owing on the Convertible Note is not paid in full as of the Maturity Date.

   (ii) Mandatory Conversion: The Convertible Note, including all accrued and unpaid interest thereon, must be converted by the Holder if the Company raises a minimum of $3,000,000 in gross proceeds from the private offering and sale of its equity securities on or before March 31, 2006 at a price per share of at least $0.10.

The issuances of (A) the warrant certificates to each of Mr. Grata, Mr. Pitsakis, Mr. Paterra and Dr. Fine, (B) the Convertible Notes to the Holders and (C) the shares of Diasense's common stock that may be issued upon conversion of the warrant certificates and/or the Convertible Notes are each exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof.