Form 10-Q
period 2005-12-31
DIASENSE INC/PA
filed 2006-02-14
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended                  December 31, 2005

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

                      Yes   X        No

     As of December 31, 2005, 22,980,051 shares of Diasense,
Inc. common stock, par value $.01 were outstanding.






				   DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                  December 31,   September 30,
               ASSETS                                 2005           2005
                                                   -----------    -----------
Current assets
   Cash                                            $     2,226    $     1,545
   Due from Diabecore                                        -         14,887

Other assets
  Investment                                                 -              -
                                                   -----------    -----------

               TOTAL ASSETS                        $     2,226    $    16,432
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $    13,513     $   19,479
  Accrued interest payable to majority shareholder     208,820        164,933
  Demand notes payable to majority shareholder       1,984,936      1,996,936
                                                   -----------    -----------
                                                     2,207,269      2,181,348

Long Term Debt
  Convertible notes payable                             50,000              -
  Accrued interest on convertible notes payable            378              -
                                                    ----------     ----------
                                                        50,378              -

Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Dec. 31, 2005 and
   Sep. 30, 2005                                       229,801        229,801
  Additional paid-in capital                        44,793,915     44,612,895
  Warrants                                             548,523        725,682
  Deficit accumulated during the  development stage(47,827,660)   (47,733,294)
                                                    -----------    -----------
                                                    (2,255,421)    (2,164,916)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $     2,226    $    16,432
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the                 For the              From July 5, 1989
                                          three months ended      three months ended        (inception) thru
                                           December 31, 2005       December 31, 2004         December 31, 2005
                                          ------------------      ------------------        ------------------


Research and development expenses         $    -                  $         -                  $ 10,556,405

General and administrative expenses          50,101                        6,418                 17,025,749

Warrant extensions                             -                            -                    17,890,676

Technology and patent rights acquired          -                            -                     2,650,000

Interest expense                             44,265                       40,347                    220,923

Loss on unconsolidated subsidiaries            -                            -                       575,412

Impairment Loss                                -                            -                       690,124

Amortization of Goodwill                       -                            -                       535,057

Other income                                   -                            -                    (1,042,997)

Other expense                                  -                            -                        37,405

Gain from sale of Diabecore stock              -                            -                       (57,242)

Gain from sale of MicroIslet Stock             -                            -                    (1,283,852)
                                          ---------------         -----------------         ------------------
Net income (loss)                         $ (94,366)               $     (46,765)              $(47,797,660)
                                          ===============         =================         ==================
Net income (loss) per common share        $  (0.00)                $      (0.00)               $      (2.26)
                                          ===============         =================         ==================

The accompanying notes are an integral part of this statement.



                                 Diasense, Inc.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                 For the               For the               From July 5, 1989
                                            three months ended      three months ended       (inception) thru
                                            December 31, 2005       December 31, 2004        December 31, 2005
                                           -------------------     -------------------      -------------------

Cash flows from operating activities:
 Net income (loss)                         $     (94,366)             $     (46,765)          $  (47,797,660)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                      -                          -                      90,047
  Amortization                                      -                          -                     535,057
  Impairment loss                                   -                          -                     704,491
  Gain on sale of Diabecore stock                   -                          -                     (57,242)
  Gain on sale of MicroIslet stock                  -                          -                  (1,283,852)
  Loss on unconsolidated subsidiaries               -                          -                     575,412
  Stock issued in exchange for services             -                          -                     138,950
  Stk issued for License & Marketing Agreement      -                          -                      80,000
  Warrants issued for services                     3,861                       -                     519,376
  Warrant extensions                                -                          -                  17,890,676
  Inventory deposit - BICO                          -                          -                  (1,000,000)
  Increase in accrued interest                    44,265                     40,347                  209,198
  Increase (decrease) in accounts payable         (5,966)                      -                      13,513
  (Increase) decrease in other assets               -                          -                      -
                                           -------------------     -------------------      -------------------
Net cash used in operating activities            (52,206)                    (6,418)             (29,382,034)

Cash flows from investing activities:
  Disposal of property and equipment                -                          -                     175,000
  Purchase of property and equipment                -                          -                    (279,413)
  Investment - MicroIslet                           -                          -                  (1,600,000)
  Investment - Diabecore                            -                          -                    (987,468)
  Proceeds from sale of Diabecore stock           14,887                       -                      57,242
  Proceeds from sale of MicroIslet stock            -                          -                   2,070,726
  (Increase) in notes rec-related parties           -                          -                    (125,000)
  (Increase) in interest rec-related parties        -                          -                     (13,538)
                                           -------------------     -------------------      -------------------
Net cash provided by (used in) investing
    activities                                    14,887                       -                    (702,451)

Cash flows from financing activities:
  Proceeds from (payments on) demand notes
    from majority shareholder                    (12,000)                     7,000                   30,000
  Proceeds from convertible notes payable         50,000                       -                      50,000
  Advances to BICO                                  -                          -                  (7,498,369)
  Repayment of advances to BICO                     -                          -                   9,203,493
  Advances from BICO, net                           -                          -                  14,496,167
  Repayment of advances from BICO                   -                          -                  (2,041,231)
  Proceeds from issuance of common stock            -                          -                  10,971,834
  Proceeds from issuance of common stk to BICO      -                          -                   4,200,000
  Proceeds from warrants exercised                  -                          -                     118,066
  Purchase from treasury stock                      -                          -                     (35,000)
  Proceeds from Regulation S                        -                          -                     288,751
  Proceeds from issuance of notes payable           -                          -                     303,000
                                           -------------------     -------------------      -------------------
Net cash (used in) provided by
    financing activities                          38,000                      7,000               30,086,711
                                           -------------------     -------------------      -------------------
Net increase in cash and cash equiv.                 681                        582                    2,226
Cash and cash equivalents at beg of period         1,545                          -                        -
                                           -------------------     -------------------      -------------------
Cash and cash equivalents at end
    of period                              $       2,226           $            582         $          2,226
                                           ===================     ===================      ===================

The accompanying notes are an integral part of this statement.



                    DIASENSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

The accompanying financial statements of Diasense, Inc. (the "Company") have been prepared in accordance with generally
accepted   accounting  principles  for   interim   financial
information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally
accepted   accounting  principles  for  complete   financial
statements.   In the opinion of management, all  adjustments
(consisting   of   normal  recurring  accruals)   considered
necessary  for a fair presentation have been included.   For
further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005.

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

NOTE C - Income (Net Loss) Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended December 31, 2005 and December 31, 2004, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to December 31, 2005, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company's financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 21,109,826 for the period from July 5, 1989 (inception) to December 31, 2005.


NOTE D - Operations

In April 2005, Diasense resumed development of the Sensor but has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO's bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. Since the sale of BICO's interest in Diasense to Dominion Assets, LLC (Dominion) funding has been provided by demand loans from Dominion, proceeds from the sale of Diasense's interest in Diabecore and proceeds from convertible notes payable.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, cash flows and changes in stockholders' equity since inception.

Diasense has incurred significant losses and negative cash flows from operations since inception and has a significant accumulated deficit raising substantial doubt about its ability to continue as a going concern. Since 1997, Diasense had been financially dependent upon BICO and BICO's ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. Limited funding has been provided by Dominion and by convertible notes payable but it is uncertain to what extent Dominion and outside investors will be able and /or willing to continue such funding.

NOTE E - Note Payble to Majority Shareholder

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, an intercompany payable of $1,954,936 from Diasense to BICO was assigned to Dominion Assets, LLC. (Dominion). This liability was documented by a note payable on demand without interest. After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion has since loaned Diasense an additional net $30,000 to provide funding for general and administrative expenses. This amount is also payable on demand with interest accrued at a rate of 8%.


NOTE F - Convertible Notes Payable

On November 15, 2005, the Company issued 6% secured convertible notes ("Convertible Notes") in principal amounts of $25,000 to each of St. Claire Capital Management and Lisa
A. Paterra (a related party) (each, a "Holder"), in consideration of the loans of equal amount made to the Company by each such Holder as of such date. Each of the convertible Notes issued on November 15, 2005 is due
October 31, 2010 (the "Maturity Date"), and will accrue interest at a rate of 6% per annum. Each Convertible Note is secured by all assets of the Company and ranks pari passu in such security interest with (A) each of the other Convertible Notes that may be issued by the Company from time to time and (B) the demand note dated July 23, 2004 issued by the Company to BICO, Inc. and assigned to Dominion Assets, LLC. Each Convertible Note is convertible in whole (not in part) into common stock of the Company at a conversion price of $0.10 per share under the following circumstances:

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

NOTE G - Warrants

The two five-year warrant certificates that the Company had issued under Consulting Agreements have been amended and restated and reissued as of November 11, 2005. The amended and restated warrant certificates grant each of the consultants rights to acquire an additional 2,773,000 shares (4,000,000 shares in total) of the common stock of Diasesnse prior to the expiration date under the original warrant certificates granted on May 19, 2010.

On November 11, 2005, Diasense issued to Anthony Paterra a warrant certificate representing Mr. Paterra's right to purchase 3,250,000 shares of the Company's common stock. The certificate was issued in conjunction with, and as part of the consideration for, Mr. Paterra's acceptance of employment with Diasense beginning October 25, 2005. An expense of $3,861 was recognized as a result of these warrants. The warrants represented thereby have an expiration date of November 11, 2010 and an exercise price of $0.01 per share. The warrants vest (and become exercisable) according to the following schedule:

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

On November 14, 2005, in conjunction with the Company's entry into an Independent Consulting Agreement with Dr. Stuart A. Fine and as consideration paid by the Company for Dr. Fine's services thereunder, the Company issued a warrant certificate to Dr. Fine, representing Dr. Fine's right to acquire 150,000 shares of the Company's common stock. The warrants represented by the certificate have an exercise price of $0.10 per share and expire on November 14, 2015. The warrants vest (and become exercisable) according to the following schedule:

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

NOTE  H - Subsequent Event

Effective February 14, 2006 the Board of Directors approved annual salaries of $300,000 and $100,000 for the Company's
CEO and Executive Vice President respectively. Until such time that the Company has sufficient funding, all salaries earned will be accrued for future payment.




                       DIASENSE, INC.

Management's Discussion and Analysis of Financial Condition and Cash Flows

Liquidity and Capital Resources

     Our funding for the three months ended December 31, 2005 came from $50,000 proceeds from convertible notes payable and the remaining $14,887 proceeds from the sale of our Diabecore stock.

     Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. If we are not able to obtain additional financing of approximately $100,000 we will not be able to continue operations and we estimate we will need approximately $6,000,000 to complete our prototype and enter clinical trials. In January of 2006, we received an additional $15,000 from convertible notes payable. We do not know if Dominion and other investors will continue to be willing or able to continue financing our operations.

Results of Operations

     General and administrative expenses totaled $6,418 during the three months ended December 31, 2004 and $50,101 for the three months ended December 31, 2005. The increase resulted primarily from increased efforts to develop the Sensor and patent expenses.

     Interest expense of $40,347 and $44,265 was recognized in the quarters ended December 31, 2004 and 2005, respectively as a result of the accrual of interest on our demand note obligations to our majority shareholder (Dominion Assets, LLC.) and on our convertible notes payable issued on November 2005.






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

Item 5.        Other Information
               None.

Item 6.        Reports on Form 8-K

               (1) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
               October 31, 2005

               (2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
               November 16, 2005




SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February 2006.


                              DIASENSE, INC.

                              By /s/ Keith R Keeling
                                    Keith R. Keeling
                                Chief Executive Officer and
                                Director (principal
                                executive officer, principal
                                financial officer and
                                principal accounting
                                    officer)