Form 10-Q
period 2006-03-31
DIASENSE INC/PA
filed 2006-05-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

		      Washington, D.C.  20549


			      FORM 10-Q


	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended				March 31, 2006

Commission file number			        33-56574


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

			Yes   X		No

      As of March 31, 2006, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.



                            Table of Contents
                      PART I - Financial Information

Item 1.	Financial Statements

	  Balance Sheets..........................	1
	  Statements of Operations................	2
	  Statements of Cash Flows................	3
	  Notes to Financial Statements...........	4-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures
        about Market Risk.........................	9

Item 4.	Controls and Procedures...................	10


                      PART II - Other Information

Item 1.	Legal Proceedings.........................	11

Item 2.	Unregistered Sales of Equity Securities, Use
        or Proceeds and Issuer Purchases of Equity
        Securities................................	11

Item 3.	Defaults Upon Senior Securities...........	11

Item 4.	Submission of Matters to a Vote of
        Security Holders..........................	11

Item 5.	Other Information.........................	11

Item 6.	Exhibits..................................	11


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


				DIASENSE,INC.
                         (A Development Stage Company)

                          Consolidated Balance Sheets



                                                  (Unaudited)
                                                    March 31,   September 30,
               ASSETS                                 2006           2005
                                                   -----------    -----------
Current assets
   Cash                                            $       165    $     1,545
   Due from Diabecore                                        -         14,887

Fixed assets
  Equipment                                             24,334              -
                                                   -----------    -----------

               TOTAL ASSETS                        $    24,499    $    16,432
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                 $    85,776     $   19,479
  Accrued payroll                                       50,000              -
  Accrued interest payable to majority shareholder     252,766        164,933
  Demand notes payable to majority shareholder       2,004,936      1,996,936
                                                   -----------    -----------
                                                     2,393,478      2,181,348

Long Term Debt
  Convertible notes payable                             65,000              -
  Accrued interest on convertible notes payable          1,285              -
                                                    ----------     ----------
                                                        66,285              -

Commitment and Contingencies

Stockholders' equity deficit
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Mar. 31, 2006 and
   Sep. 30, 2005                                       229,801        229,801
  Additional paid-in capital                        44,974,935     44,612,895
  Warrants                                             367,503        725,682
  Deficit accumulated during the  development stage(48,007,503)   (47,733,294)
                                                    -----------    -----------
                                                    (2,435,264)    (2,164,916)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY DEFICIT                      $    24,499    $    16,432
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         For the six months ended    For the three months ended         From July 5, 1989
                                              March 31,                    March 31,                    (inception) thru
                                          2006        2005            2006             2005              March 31, 2006
                                       ---------    ---------      ----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -          $      -             $ 10,556,405

General and administrative expenses     185,091       29,253          134,990            22,835            17,160,739

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                         89,118       75,096           44,853            34,749               265,776

Loss on unconsolidated subsidiaries        -             -               -                 -                  575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                               -             -               -                 -               (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of Diabecore Stock          -             -               -                 -                  (57,242)

Gain from sale of MicroIslet Stock         -             -               -                 -               (1,283,852)
                                       ----------   ---------     -----------       --------------      ---------------
Net Loss                              $(274,209)   $(104,349)     $  (179,843)      $   (57,584)         $(47,977,503)
                                       ==========   =========     ===========       =============       ===============
Net Loss per common share             $   (0.01)   $   (0.00)     $     (0.01)      $     (0.00)         $      (2.27)
                                       ==========   =========     ===========       =============       ===============

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                         For the six months ended     For the three months ended   From July 5, 1989
                                        March 31,         March 31,  March 31,          March 31,  (inception) thru
                                          2006              2005        2006               2005    March 31, 2006
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net loss                                $(274,209)     $(104,349)   $(179,843)        $(57,584)    $  (47,977,503)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation                                   -              -            -                -             90,047
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock               -              -            -                -         (1,283,852)
  Gain on sale of Diabecore stock                -              -            -                -            (57,242)
  Loss on unconsolidated subsidiaries            -              -            -                -            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services               3,861              -            -                -            519,376
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  Increase in accrued payroll               50,000              -       50,000                -             50,000
  Increase in accrued interest              89,118         75,096       44,853           34,749            254,051
  Increase in accounts payable              66,297              -       72,263                -             85,776
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in operating activities      (64,933)       (29,253)     (12,727)         (22,835)       (29,394,761)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment       (24,334)             -      (24,334)               -           (303,747)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of Diabecore stock     14,887              -            -                -             57,242
  Proceeds from sale of MicroIslet stock         -              -            -                -          2,070,726
  Increase in notes rec-related parties          -              -            -                -           (125,000)
  Increase in interest rec-related parties       -              -            -                -            (13,538)
                                          ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities       (9,447)             -      (24,334)               -           (726,785)

Cash flows from financing activities:
  Proceeds from (payment on) demand note
    from majority shareholder                8,000              -       20,000                -             50,000
  Proceeds from convertible notes payable   65,000              -       15,000                -             65,000
  Proceeds from notes payable                    -         33,000            -           26,000                  -
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -              -            -                -         14,496,167
  Repayment of advances from BICO                -              -            -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                          ----------     ---------     ---------      -----------  ----------------
Net cash provided by financing activities   73,000         33,000       35,000           26,000         30,121,711
                                          ----------     ---------     ---------      -----------  ----------------
Net increase (decrease) in cash and
  cash equiv.                               (1,380)         3,747       (2,061)           3,165                165
Cash and cash equivalents at beg of period   1,545              -        2,226              582                  -
                                          ----------     ---------     ---------      -----------  ----------------
Cash and cash equivalents at end
    of period                             $    165       $  3,747      $   165        $   3,747     $          165
                                          ==========     =========     =========      ===========   ===============

The accompanying notes are an integral part of this statement.








                           DIASENSE, INC.

                     NOTES TO FINANCIAL STATEMENTS


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

NOTE B - Organization

The Company was incorporated on July 5, 1989 as a wholly-owned subsidiary of BICO, Inc. (parent). BICO owned approximately 52% of the stock of the Company until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC. The Company?s activities have been focused on developing a noninvasive glucose sensor (Sensor). The Sensor would use electromagnetic technology to measure glucose levels in blood without requiring the user to take a blood sample.

NOTE C - Income (Net Loss) Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended March 31, 2006 and March 31, 2005, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to March 31, 2006, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company?s financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 21,156,208 for the period from July 5, 1989 (inception) to March 31, 2006.


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

Diasense has incurred significant losses and negative cash flows from operations since inception and has a significant accumulated deficit raising substantial doubt about its ability to continue as a going concern. Since 1997,Diasense had been financially dependent upon BICO and BICO?s ability to raise money through its stock sales to support its operations. With the curtailment of funding from BICO due to BICO's bankruptcy in March 2003, Diasense will be required to find other funding in order to continue as a going concern. Limited funding has been provided by Dominion and by convertible notes payable but it is uncertain to what extent Dominion and outside investors will be able and /or willing to continue such funding.

NOTE E - Note Payble to Majority Shareholder

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, an intercompany payable of $1,954,936 from Diasense to BICO was assigned to Dominion Assets, LLC. (Dominion). This liability was documented by a note payable on demand without interest. After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense's assets. Dominion has since loaned Diasense an additional net $50,000 to provide funding for general and administrative expenses. This amount is also payable on demand with interest accrued at a rate of 8%.


NOTE F - Convertible Notes Payable

In November, 2005, the Company issued two 6% secured convertible notes ("Convertible Note(s)") in principal amounts of $25,000 to each of St. Claire Capital Management and Lisa A. Paterra (a related party) (each, a "Holder"), in consideration of the loans of equal amounts made to the Company by each such Holder. In January 2006 an additional 6% Convertible Note was issued to Thaddeus Paterra (a related party) for $15,000 in consideration of a loan of equal amount.

Each of the Convertible Notes issued in November 2005 is due October 31, 2010 (the "Maturity Date"), and will accrue interest at a rate of 6% per annum.
The Convertible Note issued in January 2006 is due January 31, 2011 and will accrue interest at a rate of 6% per annum. Each Convertible Note is secured by all assets of the Company and ranks pari passu in such security interest with
(A) each of the other Convertible Notes that may be issued by the Company from time to time and (B) the demand note dated July 23, 2004 issued by the Company to BICO, Inc. and assigned to Dominion Assets, LLC. Each Convertible Note is convertible in whole (not in part) into common stock of the Company at a conversion price of $0.10 per share under the following circumstances:

	(i) Optional Conversion: The Convertible Note is convertible at the Holder's option upon either (A) the receipt by the Holder of a notice of prepayment of the principal of the Convertible Note by the Company, or (B) in the event all outstanding principal and accrued interest due and owing on the Convertible Note is not paid in full as of the Maturity Date.

        (ii)Mandatory Conversion: The Convertible Note, including all accrued and unpaid interest thereon, must be converted by the Holder if the Company raises a minimum of $3,000,000 in gross proceeds from the private offering and sale of its equity securities on or before March 31, 2006 at a price per share of at least $0.10.

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

As detailed in the amendment, attached to Form 10-K filed on January 17, 2006, the additional warrants granted will vest upon FDA approval of the Sensor. Because of the nature of the Sensor development, given the possibility for unexpected setbacks caused by any number of reasons including supplier delays and engineering changes, there can be no certainty when the additional warrants will vest, if ever. For this reason, we will account for the expense of the warrants at the time they actually vest.

On November 11, 2005, Diasense issued to Anthony Paterra a warrant certificate representing Mr. Paterra's right to purchase 3,250,000 shares of the Company's common stock. The certificate was issued in conjunction with, and as part of the consideration for, Mr. Paterra?s acceptance of employment with Diasense beginning October 25, 2005. An expense of $3,861 was recognized as a result of these warrants. The warrants represented thereby have an expiration date of November 11, 2010 and an exercise price of $0.01 per share. The warrants vest (and become exercisable) according to the following schedule:

	(i) 	1,000,000 warrants are exercisable immediately on or after
		the issuance date; and

	(ii) 	an additional 93,750 warrants will become exercisable on the
		first day of each month for twenty-four (24) consecutive months beginning December 1, 2005 and ending November 1, 2007,provided that Mr. Paterra is employed by the Company during such period.

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

NOTE H - Related Party Transactions

On March 29, 2006 Diasense purchased certain used electronic and test equipment needed for the development of the Sensor from Dominion Asset Finance Corporation for $24,334. Payment is due 30 days from the invoice date and is included in Accounts Payable as of March 31, 2006. Dominion Asset Finance Corporation is engaged in equipment leasing and used equipment sales and is owned by Keith R. Keeling, CEO of Diasense.

NOTE I - Subsequent Events

Convertible Notes

In April 2006 the Company received $20,000 in consideration of two additional Convertible Notes with terms similar to those outstanding at March 31, 2006 and discussed in Note F. Each of the Convertible Notes is due March 31, 2011 and will accrue interest at a rate of 6% per annum.

Board of Directors

On May 12, 2006, the following directors were elected to the Company's Board of Directors (the "Board") by the existing members of the Board:

Name			Date of Election

Steven L. McDonald	May 12, 2006

Richard M. Miehl	May 12, 2006

Daniel Hayes		May 12, 2006

Ross C. Feltz		May 12, 2006


There are no arrangements or understandings between any of the new directors listed above and any other persons pursuant to which any such director was selected as a director.

There are no committees of the Board to which the above newly elected directors have been appointed.

Of the newly appointed directors, only Steven L. McDonald has been a party to a transaction with Diasense, Inc and its affiliates. Mr. McDonald became a member and a 25% owner of Dominion Assets, LLC as of October 24, 2005. Dominion Assets,LLC holds 11,975,000 shares of Diasense, Inc. representing approximately 52% of the outstanding shares of the Company. As a member of Dominion Assets, LLC, Steven McDonald has one of two votes, a majority of which is needed, to direct the voting shares of Diasense, Inc. controlled by Dominion Assets, LLC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Our funding for the three months ended December 31, 2005 came from $50,000 proceeds from convertible notes payable and the remaining $14,887 proceeds from the sale of our Diabecore stock. For the subsequent three months ended March 31, 2006 our funding came from $15,000 proceeds from an additional Convertible Note and $20,000 proceeds from an increase in the demand note from the majority shareholder.

      Because we still don't have any revenue sources, we will have to find additional financing that we'll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. If we are not able to obtain additional financing of approximately $100,000 we will not be able to continue operations and we estimate we will need approximately $6,000,000 to complete our prototype and enter clinical trials. In April of 2006, we received an additional $20,000 from convertible notes payable. We do not know if Dominion and other investors will continue to be willing or able to continue financing our operations.

Results of Operations

      General and administrative expenses totaled $22,835 and $29,253 during the three and six month periods ended March 31, 2005 and $134,990 and $185,091 for the three and six month periods ended March 31, 2006. The increases resulted from increased efforts to develop the Sensor, patent expenses, professional services, rent and related expenses for office space in Virginia, travel expenses and the accrual of salaries to our executive officers.

      Interest expense of $44,853 and $89,118 was recognized in the three and six month periods ended March 31, 2006 as a result of the accrual of interest on our demand note obligations to our majority shareholder (Dominion Assets, LLC.) and on our convertible notes payable. For the same periods ended
March 31, 2005, interest expense was $34,749 and $75,096 respectively. The increases from the 2005 periods to the 2006 periods is due to increased borrowing to fund operations and the increased unpaid interest due on the demand notes due to the majority shareholder.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.


Item 4.  Controls and Procedures

Our Chief Executive Officer, Principal Accounting Officer, and Executive Vice President have each evaluated our disclosure controls and procedures as of March 31, 2006 before the filing of this quarterly report. Based on that evaluation, we concluded that the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us in reports that we file or submit is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.




				DIASENSE, INC.


			PART II -- OTHER INFORMATION


Item 1.		Legal Proceedings
			None.

Item 2.		Unregistered Sales of Equity Securities, Use of Proceeds and
		Issuer Purchases of Equity Securities
	      		None.

Item 3.		Defaults Upon Senior Securities
			None.

Item 4.		Submission of Matters to a Vote of Security Holders
			None.

Item 5.		Other Information
			None.

Item 6.		Exhibits

		31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

		31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer.

		32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

		32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer.


		Reports on Form 8-K

		(1) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K/A filed October 31, 2005
		(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed November 16, 2005






SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2006.



				DIASENSE, INC.

				By /s/ Keith R Keeling
				       Keith R. Keeling
				       Chief Executive Officer and
				       Director (principal executive
                                       officer, principal financial
                                       officer and principal accounting
				       officer)