Form 10-K/A
period 2005-09-30
DIASENSE INC/PA
filed 2006-06-08
CIK 895650

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

Exhibit index is located on page __.



                      Table of Contents

                                                    Page No.
Part I

  Item 1. Business.........................                1

  Item 2. Properties.......................                9

  Item 3. Legal Proceedings....................            9

  Item 4. Submission of Matters to a Vote of Security
          Holders......                                    10

Part II

  Item 5. Market for Registrant's Common Equity and Related
          Stock Matters......................              10

  Item 6. Selected Financial Data.................         11

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............. 13

  Item 8. Financial Statements and Supplementary
          Data.........                                    17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............  17

  Item 9A.Controls and Procedures.................         17

Part III

  Item 10.Directors and Executive Officers of the
          Registrant.......                                17

  Item 11.Executive Compensation..................         18

  Item 12.Security Ownership of Certain Beneficial Owners
          and Management.......................            19

  Item 13.Certain Relationships and Related Transactions...19

Part IV

  Item 14.  Principal Accounting Fees and Services.........20


  Item 15.Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K......................        21




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

As of November 2002, a total of 14 U.S. patents covering the Diasensorr technology had been issued and assigned to Diasense pursuant to a purchase agreement with BICO. In June 2005, we filed another patent with the U.S. Patent and Trademark Office covering what we believe is new technology unique to the next generation of the Diasensorr. This patent is pending but we cannot be certain the patent will
ever be issued.   Pursuant to other agreements between
Diasense and BICO, BICO has the right to develop and manufacture the sensors, however we are in the process of terminating these agreements with BICO. If we obtain FDA approval to sell the Diasensorr we will consider manufacturing the device in house or using contract manufacturers.

On January 6, 1994, BICO submitted the initial 510(k) Notification to the Food and Drug Administration for approval to market the production model, the Diasensorr 1000. A 510(k) Notification is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval (PMA). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. In February 1996, the FDA convened a panel of advisors to make a recommendation regarding our 510(k) Notification.
The majority of the panel members recommended that we conduct additional testing and clinical trials of a production model prior to marketing the Diasensorr 1000. We announced that we would remain committed to the Diasensorr 1000, and that additional research, development and testing would continue.

After discussions with the FDA, we submitted a revised 510(k) Notification in October 1996, which was followed by continued discussions with the FDA. During 1997 and 1998, we continued to meet with the FDA and established a protocol for in-home testing of the Diasensor 1000. Due to our cash flow problems beginning in 1998, testing did not proceed at the pace originally anticipated.

In 1998 we submitted a technical file including clinical data on the Diasensor 1000 to TUV Rheinland of Cologne, Germany, an organization recognized by the European Union as a Notified Body for Product Certification, in order to apply the Conformite Europeene (CE) Mark to the Diasensor . We were granted approval to apply the CE Mark to the Diasensorr on June 23, 1998, which permitted us to sell the device in Europe. In 1999, we focused additional effort on the European market but because no material sales occurred, we discontinued our European marketing efforts.

The second model of the Diasensor was named the Diasensorr 2000. Based on advice from the FDA, we decided it was in our best interest to submit a PreMarket Approval Application to the FDA, rather than continue with the 510(k) Notification process, in order to seek FDA approval for the Diasensor 2000. In 1999 the FDA implemented a new PMA system. Under the new system, individual modules - or parts
- of a PMA submission could be made, as they were ready.

In February 1999 we submitted a PMA shell to the FDA for the Diasensorr. In May 1999, we submitted the first module, which covered manufacturing methods and procedures for the Diasensor 2000. The FDA asked for additional information in September 1999, and we responded. We filed the second module in May 2000. The second module contained information regarding electrical and mechanical standards for the FDA's requirements on safety and effectiveness, and a description of how our noninvasive glucose sensor will be used by patients. Future modules must include raw data, laboratory study methods and test results.

The Clinical Trials

In August 1999, we hired Joslin Diabetes Center to help us with our FDA submission. Joslin Diabetes Center designed and began to conduct the clinical trials the FDA requires before they will consider giving us approval to market the sensor. Clinical trials began in October 2000 but due to our continuing financial difficulties we suspended the trials in the second quarter of 2002 to focus our remaining financial resources on the next generation Diasensorr. This project continued until November 2002 when development was halted due to BICO's inability to continue funding our operations.

Current Status of the Noninvasive Glucose Sensor

After BICO discontinued funding our operations in 2002 there was no activity in Diasense and consequently there was no further research and development of the Diasensorr until BICO sold its entire interest in Diasense to Dominion Assets, LLC in July 2004. With loans from Dominion and the proceeds from the sale of our interest in Diabecore, development of the next generation of our non-invasive glucose sensor, the Diasensorr Delta-2, resumed in April of 2005 and is continuing. If we are unable to raise substantially more money, we will not be able to complete the project.

The Delta-2 derives from applicable earlier Diasensorr patents and we believe the new design will be able to achieve a performance superior to the earlier models in a unit that has the advantages of small size, battery operation, portability and can provide continuous monitoring with greater accuracy than currently available invasive meters. If and when we are able to complete development and produce a prototype of the Delta-2, there is no guarantee the device will actually perform better than the earlier models or if it will be more accuarate than invasive meters but because we believe the Delta-2 model will outperform the earlier models, we have no plans to resume clinical trials on the Diasensor 2000.

The Delta-2 will require further development and testing before a prototype of the device can be produced, if ever. We cannot be certain the engineering and design modifications to the original Diasensorr models to produce a cell phone size device will work effectively in practice.
If we are able to get FDA approval, we plan to market the Delta-2 to diabetics through recommendations or prescriptions of physicians. We cannot be certain that physicians will recommend or prescribe the Delta-2 immediately after FDA approval or when, if ever, the medical community will accept non-invasive blood glucose monitoring. The retail price of the Delta-2 may be high compared to the price of currently available devices and the disposable test strips needed to use those devices. The relative cost of the Delta-2 to invasive devices depends on how often a patient monitors; a patient may not monitor frequently enough to justify the price of the Delta-2. If we are able to get FDA approval but the Delta-2 is not accepted by physicians and patients to a degree necessary to achieve adequate sales revenue, we will continue to incur losses.
If we are able to get FDA approval to market the Delta-2 and if the device is accepted by patients and physicians, our sales will be adversely affected if insurance coverage and
reimbursement for the Delta-2 is not available.   The cost
of invasive devices and the disposable test strips needed are reimbursed by Medicare and other third party payors but it is uncertain whether third party payors will provide adequate coverage for our device. To reduce healthcare costs, third party payors may deny coverage or limit the level of reimbursement for our device making it more
expensive for patients to use.   Without insurance coverage
and reimbursement, patients may not purchase the Delta-2 preferring instead, to use invasive devices that are covered by Medicare and third party payors.

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

Research and Development

On May 19, 2005 we entered into consulting agreements with Jeremy Grata and Michael Pitsakis. Both Grata and Pitsakis were employees at BICO prior to November 2002 in the positions of Research Department Manager & Senior Physicist, and Manager of Product Development, respectively. Grata and Pitsakis were involved with the ongoing research and development of the Diasensorr and the technical leads on several aspects of the Delta project.

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

Marketing and Distribution

Without FDA approval, we are unable to begin marketing or distribution of the Diasensorr.

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

We have registered our trademark "Diasensor", which is intended for use in connection with the Diasensorr models.
We intend to apply, at the appropriate time, for registrations of other trademarks as to any future products.

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



                FISCAL YEARS ENDED SEPTEMBER 30th

                   2005        2004        2003        2002       2001

 Total
 Assets        $   16,432   $        0  $        0  $  161,608  $1,727,940

 Total
 Liabilities   $2,181,348   $1,959,936  $1,959,936  $2,841,225  $3,946,454

 Working
 Capital
 (Deficit)    ($2,164,916) ($1,959,936)($1,959,936)($2,679,617)($3,945,204)


 Total
 Revenues      $        0   $        0  $        0  $        0  $        0

 General and
 Administrative
 Expenses      $   98,889   $        0  $   96,173  $  356,230  $1,195,550


 Warrant
 Extensions    $        0   $        0  $        0  $        0  $        0

 Benefit
 (Provision)
 for Income
 Taxes         $        0   $        0  $        0  $        0  $        0


 Net Income
 (Loss)       ($  206,580)  $        0  $  719,681 ($  461,103)($1,755,563)

 Net Income (Loss)
 per Common
 Share:
   Basic            ($.01)       $0.00        $.03       ($.02)      ($.08)
   Diluted          ($.01)       $0.00        $.03       ($.02)      ($.08)

 Cash Dividends
 per share:
  Preferred            $0          $ 0        $  0         $ 0         $ 0
  Common               $0          $ 0        $  0         $ 0         $ 0



Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004:


            1st Quarter    2nd Quarter        3rd Quarter     4th Quarter
            2005  2004      2005  2004        2005   2004     2005  2004

                                  (in thousands)

Income     $ 0.0  $0.0     $ 0.0  $0.0       $ 0.0  $ 0.0    $ 0.0 $ 0.0

Operating
Expense     94.4   0.0      57.6   0.0        67.7    0.0     44.2   0.0
           -------------------------------------------------------------
Operating
(Loss)     (94.4)  0.0     (57.6)  0.0       (67.7)   0.0    (44.2)  0.0

Other
Income                                        56.4    0.0      0.9   0.0
           -------------------------------------------------------------
Net (Loss) (94.4) (0.0)    (57.6) (0.0)      (11.3)  (0.0)   (43.3) (0.0)
           =============================================================

Net (Loss)
Per Share  (0.00)(0.00)    (0.00)(0.00)      (0.00) (0.00)   (0.00)(0.00)
           =============================================================


Other income of $56.4 thousand in the third quarter is the gain on the sale of Diabecore stock.


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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principals in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In 2005 we issued warrants in conjunction with consulting agreements with two individuals to assist in the development of the prototype of the Sensor. Of the 1,227,000 warrants granted in each of the agreements which will expire on May 19, 2010, 100,000 warrants vested at signing and the remaining warrants vest upon achieving certain milestones in the completion of the prototype of our Sensor as detailed in the consulting agreements attached to Form 8-K filed on May 24, 2005. Because of the nature of the Sensor development, given the possibility for unexpected setbacks caused by any number of reasons including supplier delays and engineering changes, there can be no certainty when the remaining warrants will vest, if ever. For this reason we have accounted for the 200,000 warrants that vested in 2005 and we will account for the remaining warrants as they vest. Diasense recognizes cost on warrants granted or extended based upon the minimum value method. There is currently no trading market for Diasense's warrants or common stock. Under this method, the warrants are valued by reducing the assumed current market price of the underlying shares by the present value of the exercise price discounted at an estimated risk-free interest rate of 5% and assuming no dividends. The value of the warrants is recalculated when warrants are extended and any increase in value over the value recorded at the time the warrants were granted is recognized at the time the warrant is extended.

The total warrant expense of $1,600 is included in G&A expense in 2005.

In 2005, 2,075,000 warrants extended in 2000 with an original exercise price of $0.50 per share, expired. As warrant exercise rights expire, their associated carrying value is removed from the total value recognized for warrants and recorded as additional paid in capital.


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

Because we have no sources of revenue, we will have to find additional funding to complete the development of our noninvasive glucose sensor, obtain FDA approval, manufacture the device and begin marketing. In prior years, we were dependent upon BICO to support our operations, but BICO stopped funding Diasense in 2002. We had no operations from November 2002 through September 2004. In April 2005 we resumed development of our noninvasive glucose sensor, the Diasensorr Delta-2 with the proceeds from the sale of our stock in Diabecore and loans from Dominion Assets, LLC, our largest shareholder.

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

Plan of Operation

It is our intent to complete the development of a prototype of the Sensor, submit an application to the FDA for approval to sell the device and commercialize the Sensor upon receiving approval.

Diasense estimates it will cost $3 million to complete a prototype of the next generation of the Sensor. We estimate that it will cost $3 million to obtain regulatory approval to sell the device. These estimates are based on review of past estimates made by the Company's former management and could be significantly understated. If we are successful in raising the necessary funding, complete the prototype and obtain regulatory approval, Diasense will require additional funding to begin marketing the device and generate sales revenue. We estimate it will take at least two years to complete the prototype and obtain regulatory approval after sufficient funds are raised to continue the development. If we are unable to raise additional funds in a timely manner it may take longer to complete the prototype and obtain regulatory approval. We plan to raise additional funding through any and every legal means available and if we are unable to raise additional funding we will not be able to meet our obligations and will be forced to discontinue operations.


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

Other income for the year ended September 30, 2003 includes $269,449 in forgiveness of debt and $15,525 of rental income. The total rental income was from BICO and its subsidiaries for office space. The forgiveness of debt includes accrued payroll in the amount of $168,130 which became no longer due to two former officers of Diasense pursuant to the terms of their resignation. Accrued rent in the amount of $46,750 was forgiven pursuant to a settlement with the landlord. The remaining accounts payables in the aggregate amount of $54,569 recorded on the December 2002 10-Q could not be verified as of January 2004 when the Company filed the 2003 10-K. For the period between December 2002 and January 2004, we had not received demand for payment of any of these remaining accounts payables. Because the accrued payables could not be verified with some of the creditors and some of the creditors could not be located and there was no demand for payment, we assumed they had released us from the obligations . To date we have not received any demand for payment from these creditors but if we receive demand for payment in the future and it can be verified that the amount is legitimately owed, we would have an obligation to make payment and it would be reported on the financial statements accordingly.

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

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive
          Officer.

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal
          Accounting Officer.

    32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive
          Officer.

    32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal
          Accounting Officer.


(1) Incorporated by reference from Exhibit with this title filed with the Company's Form S-1 filed
        August 17, 1994  at  33-82796.
(2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated
        August 29, 1997.
(3) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated
        November 14, 2000.
(4) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated
        November 14, 2000.
(5) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated
        February 11, 2002
(6) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K dated
        April 29, 2002
(7) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
        July 29, 2002
(8) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
        December 20, 2002
(9) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
        September 28, 2004
(10) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
        May 24, 2005
(11) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K/A filed
        October 31, 2005
(12) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed
        November 16, 2005




                           SIGNATURES

Based on the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December, 2005.

                                   DIASENSE, INC.

                              By:    /s/ Keith R. Keeling
                                         Keith R. Keeling, CEO,
                                         principal executive
                                         officer,principal
                                         accounting officer and
                                         principal financial
                                         officer

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

     Signature                Title               Date


 /s/Keith R. Keeling         CEO             December 28, 2005
    Keith R. Keeling


     Report of Independent Registered Public Accountants

Board of Directors
Diasense, Inc.

We have audited the accompanying balance sheets of Diasense, Inc. (a development stage company) as of September 30, 2005 and 2004, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 2005, and for the period from October 1, 1997 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diasense, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, and for the period from October 1, 1997 through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for the year September 30, 2005 and from October 1, 1997 through September 30, 2005 raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannot continue to meet its financing requirements and achieve productive operations.


Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
January 4, 2006




                          THOMPSON DUGAN
                         CERTIFIED PUBLIC
                            ACCOUNTANTS
                     ________________________

                        Pinebridge Commons
                      1580 McLaughlin Run Rd.
                       Pittsburgh, PA 15241



        Report of Independent Certified Public Accountants

Independent Auditor's Report

Board of Directors
Diasense, Inc.

     We have audited the accompanying balance sheets of Diasense,Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



December 30, 1997

/s/ Thompson Dugan PC

                               DIASENSE,INC.
                         (A Development Stage Company)

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

                                 Diasense, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                        From July 5, 1989
                                         For the year ended    For the year ended  For the year ended  (inception) thru
                                         September 30, 2005    September 30, 2004  September 30, 2003   September 30, 2005
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

The accompanying notes are an integral part of this statement.
F-5





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

NOTE B - OPERATIONS

In April 2005, Diasense resumed development of the Sensor but has not, as yet, achieved a commercially marketable product. It is the intent of Diasense to complete the development of a prototype of the Sensor, submit an application to the FDA for approval to sell the device and commercialize the Sensor upon receiving approval.

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

Diasense estimates it will cost $3 million to complete a prototype of the next generation of the Sensor. It estimates that it will cost $3 million to obtain regulatory approval to sell the device. These estimates are based on review of past estimates made by the Company's former management and could be significantly understated. If Diasense is successful in raising the necessary funding, completes the prototype and obtains regulatory approval, it will require additional funding to begin marketing the device and generate sales revenue. Diasense estimates it will take at least two years to complete the prototype and obtain regulatory approval after sufficient funds are raised to continue the development. If it is unable to raise additional funds in a timely manner it may take longer to complete the prototype and obtain regulatory approval. Diasense plans to raise additional funding through any and every legal means available and if it is unable to raise additional funding it will not be able to meet its obligations and will be forced to discontinue operations.


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

Common Stock Warrants

At September 30, 2005, Diasense has reserved 700,000 shares of
Diasense's   unissued  common  stock  for  warrants  which   were
outstanding and exercisable. The fiscal years in which warrants expire are as follows:

  Warrant Expiration Fiscal Year          Number of Shares

           2006                               500,000
           2010                               200,000
                                             --------
                                              700,000
                                             ========

The following is a summary of warrant transactions during fiscal years ended September 30,


                           2005       2004       2003         2002          2001
Outstanding beginning     2,643,000  8,292,750  10,575,800   10,635,013    10,463,013
 of year

Granted during the year     200,000          0           0            0       500,000

Canceled during the year (2,143,000)(5,649,750) (2,283,050)     (59,213)     (328,000)
                         ----------  ---------   ---------   ----------    ----------
Outstanding, and            700,000  2,643,000   8,292,750   10,575,800    10,635,013
eligible for exercise.   ==========  =========   =========   ==========    ==========


In 2005, 2,075,000 warrants extended in 2000 with an original exercise price of $0.50 per share, expired. As warrant exercise rights expire, their associated carrying value is removed from the total value recognized for warrants and recorded as additional paid in capital.

A total of 500,000 warrants were issued to our former directors , officers and employees and to certain other persons for certain goods and services transferred or rendered to us and, in the case of certain former officers, in consideration of meritorious service. These warrants will expire in fiscal 2006 if not excercised.

In 2005 we issued warrants in conjunction with consulting agreements with two individuals to assist in the development of the prototype of the Sensor. Of the 1,227,000 warrants granted in each of the agreements which will expire on May 19, 2010, 100,000 warrants vested at signing and the remaining warrants vest upon achieving certain milestones in the completion of the prototype of our Sensor as detailed in the consulting agreements attached to Form 8-K filed on May 24, 2005. Because of the nature of the Sensor development, given the possibility for unexpected setbacks caused by any number of reasons including supplier delays and engineering changes, there can be no certainty when the remaining warrants will vest, if ever. For this reason we have accounted for the 200,000 warrants that vested in 2005 and we will account for the remaining warrants as they vest. Diasense recognizes cost on warrants granted or extended based upon the minimum value method. There is currently no trading market for Diasense's
warrants or common stock.   Under this method, the warrants are
valued by reducing the assumed current market price of the underlying shares by the present value of the exercise price discounted at an estimated risk-free interest rate of 5% and assuming no dividends. The value of the warrants is recalculated when warrants are extended and any increase in value over the value recorded at the time the warrants were granted is recognized at the time the warrant is extended.

The total warrant expense of $1,600 is included in G&A expense in 2005.

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

Entry into New Independent Consultant Agreement:

On November 14, 2005, Diasense entered into an independent consultant agreement with Dr. Stuart A. Fine (the "Fine Consulting Agreement"). Pursuant to the Fine Consulting Agreement, Dr. Fine will perform various consulting services for the Company in connection with the development of the Company's non-invasive glucose sensor intellectual property, including: (i) advising the Company on medical issues related to the Diasensorr non-invasive glucose sensor; (ii) assisting the Company in its efforts to sell or license its intellectual property by providing technical expertise as required to interested parties; and (iii) assisting the Company in its efforts to complete the development of the next generation of the Diasensorr. Dr. Fine shall not receive any monetary compensation or additional benefits (including health and welfare benefits) under the Fine Consulting Agreement and has instead received a stock purchase warrant certificate to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.10 per share, exercisable for a period of ten (10) years. Descriptions of the material terms of the aforementioned warrant certificate are set forth in Item 3.02 (subparagraph (d) thereof) of a Current Report on Form 8-K filed November 16, 2005, which descriptions are incorporated by reference in this Item
1.01. The initial term of the Fine Consulting Agreement expires on November 14, 2008, and may be extended on a month to month basis upon written agreement of the Company and Dr. Fine. The agreement may be terminated by the Company or Dr. Fine at any time upon fifteen (15) days written notice. The Fine Consulting Agreement also imposes (A) customary protections regarding the Company's proprietary rights in, and assigns Dr. Fine's rights with respect to, any work products or materials with which Dr.
Fine will work pursuant to his duties under the agreement, (B) confidentiality obligations on the part of Dr. Fine relating to the protection of the Company's proprietary and confidential information and (C) customary non-competition and non-solicitation restrictions upon Dr. Fine that extend for a period of twelve (12) months past the termination of the agreement.

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

   (ii) 35,000 warrants are exercisable at such time as a working prototype of the Company's non-invasive glucose sensor is complete and functional; and

   (iii) 80,000 Warrants are exercisable at such time as the Diasensorr non-invasive glucose sensor is approved by the FDA.

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