Form 10-Q/A
period 2005-12-31
DIASENSE INC/PA
filed 2006-06-08
CIK 895650

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

                      Table of Contents
               PART I - Financial Information

Item 1.  Financial Statements
         Balance Sheets.............................       1
         Statement of Operations....................       2
         Statement of Cash Flows....................       3
         Notes to Financial Statements..............       4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.................................       7

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk..........................       8

Item 4.  Controls and Procedures....................       8


                 PART II - Other Information

Item 1.  Legal Proceedings..........................       9

Item 2.  Unregistered Sales of Equity Securities,
         Use or Proceeds and Issuer Purchases of
         Equity Securities..........................       9

Item 3.  Defaults Upon Senior Securities............       9

Item 4.  Submission of Matters to a Vote of Security
         Holders....................................       9

Item 5.  Other Information..........................       9

Item 6.  Exhibits...................................       9

  PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Information




 				  DIASENSE,INC.
                         (A Development Stage Company)

                                 Balance Sheets



                                                  (Unaudited)
                                                  December 31,   September 30,
               ASSETS                                 2005           2005
                                                   -----------    -----------
Current assets
  Cash                                             $     2,226    $     1,545
  Due from Diabecore                                         -         14,887

Other assets
  Investment                                                 -              -
                                                   -----------    -----------

               TOTAL ASSETS                        $     2,226    $    16,432
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable                                 $    13,513    $    19,479
  Accrued interest payable to majority
    shareholders                                       208,820        164,933
  Demand notes payable to majority shareholder       1,984,936      1,996,936
                                                   -----------    -----------
                                                     2,207,269      2,181,348

Long term debt
  Convertible notes payable                             50,000              -
  Accrued interest on convertible notes payable            378              -
                                                   -----------    -----------
                                                        50,378              -


Commitment and Contingencies

Stockholders' equity (deficiency)
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at Dec. 31, 2005 and
   Sep. 30, 2005                                       229,801        229,801
  Additional paid-in capital                        44,793,915     44,612,895
  Warrants                                             548,523        725,682
  Deficit accumulated during the  development stage(47,827,660)   (47,733,294)
                                                    -----------    -----------
                                                    (2,255,421)    (2,164,916)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY (DEFICIENCY)                 $     2,226    $    16,432
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the                 For the              From July 5, 1989
                                          three months ended      three months ended        (inception) thru
                                           December 31, 2005       December 31, 2004        December 31, 2005
                                          ------------------      ------------------        ------------------


Research and development expenses         $    -                  $         -                  $ 10,556,405

General and administrative expenses          50,101                        6,418                 17,025,749

Warrant extensions                             -                            -                    17,890,676

Technology and patent rights acquired          -                            -                     2,650,000

Interest expense                             44,265                       40,347                    220,923

Loss on unconsolidated subsidiaries            -                            -                       575,412

Impairment Loss                                -                            -                       690,124

Amortization of Goodwill                       -                            -                       535,057

Other income                                   -                            -                    (1,042,997)

Other expense                                  -                            -                        37,405

Gain from sale of Diabecore Stock              -                            -                       (57,242)

Gain from sale of MicroIslet Stock             -                            -                    (1,283,852)
                                          ---------------         -----------------         ------------------
Net loss                                  $ (94,366)              $      (46,765)              $(47,797,660)
                                          ===============         =================         ==================
Net loss per common share                 $   (0.00)                $      (0.00)              $      (2.26)
                                          ===============         =================         ==================

The accompanying notes are an integral part of this statement.


                                 Diasense, Inc.
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                 For the               For the               From July 5, 1989
                                            three months ended      three months ended       (inception) thru
                                            December 31, 2005       December 31, 2004        December 31, 2005
                                           -------------------     -------------------      -------------------

Cash flows from operating activities:
 Net loss                                      $ (94,366)             $      (46,765)          $  (47,797,660)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                      -                          -                       90,047
  Amortization                                      -                          -                      535,057
  Impairment loss                                   -                          -                      704,491
  Gain on sale of Diabecore stock                   -                          -                      (57,242)
  Gain on sale of MicroIslet stock                  -                          -                   (1,283,852)
  Loss on unconsolidated subsidiaries               -                          -                      575,412
  Stock issued in exchange for services             -                          -                      138,950
  Stk issued for License & Marketing Agreement      -                          -                       80,000
  Warrants issued for services                     3,861                       -                      519,376
  Warrant extensions                                -                          -                   17,890,676
  Inventory deposit - BICO                          -                          -                   (1,000,000)
  Increase in accrued interest                    44,265                     40,347                   209,198
  Increase (decrease) in accounts payable         (5,966)                      -                       13,513
  (Increase) decrease in other assets               -                          -                            -
                                           -------------------     -------------------      -------------------
Net cash used in operating activities            (52,206)                    (6,418)              (29,382,034)

Cash flows from investing activities:
  Disposal of property and equipment                -                          -                      175,000
  Purchase of property and equipment                -                          -                     (279,413)
  Investment - MicroIslet                           -                          -                   (1,600,000)
  Investment - Diabecore                            -                          -                     (987,468)
  Proceeds from sale of Diabecore stock           14,887                       -                       57,242
  Proceeds from sale of MicroIslet stock            -                          -                    2,070,726
  Increase in notes rec-related parties             -                          -                     (125,000)
  Increase in interest rec-related parties          -                          -                      (13,538)
                                           -------------------     -------------------      -------------------
Net cash provided by (used in)
    investing activities                          14,887                       -                     (702,451)

Cash flows from financing activities:
  Proceeds from (payments on) notes payable      (12,000)                     7,000                     30,000
  Proceeds from convertible notes payable         50,000                       -                        50,000
  Advances to BICO                                  -                          -                    (7,498,369)
  Repayment of advances to BICO                     -                          -                     9,203,493
  Advances from BICO, net                           -                          -                    14,496,167
  Repayment of advances from BICO                   -                          -                    (2,041,231)
  Proceeds from issuance of common stock            -                          -                    10,971,834
  Proceeds from issuance of common stk to BICO      -                          -                     4,200,000
  Proceeds from warrants exercised                  -                          -                       118,066
  Purchase from treasury stock                      -                          -                       (35,000)
  Proceeds from Regulation S                        -                          -                       288,751
  Proceeds from issuance of notes payable           -                          -                       303,000
                                           -------------------     -------------------      -------------------
Net cash (used in) provided by
    financing activities                          38,000                      7,000                30,086,711
                                           -------------------     -------------------      -------------------
Net increase in cash and cash equiv.                 681                        582                     2,226
Cash and cash equivalents at beg of period         1,545                          -                         -
                                           -------------------     -------------------      -------------------
Cash and cash equivalents at end
    of period                              $       2,226              $         582            $            -
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

Results of Operations

     General and administrative expenses totaled $6,418 during the three months ended December 31, 2004 and $46,866 for the three months ended December 31, 2005. The increase resulted primarily from increased efforts to develop the Sensor and patent expenses.

     Interest expense of $40,347 and $44,265 was recognized in the quarters ended December 31, 2004 and 2005, respectively as a result of the accrual of interest on our demand note obligations to our majority shareholder (Dominion Assets, LLC.) and on our convertible notes payable issued on November 2005.


Item  3.   Quantitative  and Qualitative  Disclosures  about
Market Risk

Not applicable.


Item 4.  Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer and Executive Vice President have each evaluated our disclosure controls and procedures as of December 31, 2005 before the filing of this quarterly report. Based on that evaluation, we concluded that the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us in reports that we file or submit is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.


                PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings
               None.

Item 2. Unregistered Sales of Equity Securities, Use or Proceeds and Issuer Purchases Of Equity
Securities
               None.

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