Form 10-Q
period 2006-06-30
DIASENSE INC/PA
filed 2006-08-15
CIK 895650

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended				June 30,  2006

       Commission file number			        33-56574


                                  DIASENSE, INC.
                (Exact name of registrant as specified in its charter)



      Pennsylvania                                25-1605848
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

                           Yes   X		No

     As of June 30, 2006, 22,980,051 shares of Diasense, Inc. common stock, par value $.01 were outstanding.



                                  Table of Contents

PART I - Financial Information

Item 1.	Financial Statements
          Balance Sheets..........................	1
          Statements of Operations................	2
          Statements of Cash Flows................	3
          Notes to Financial Statements...........	4

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations..8

Item 3.	Quantitative and Qualitative Disclosures
        about Market Risk.........................	9

Item 4.	Controls and Procedures...................	9


PART II - Other Information

Item 1.	Legal Proceedings.........................	10

Item 2.	Unregistered Sales of Equity Securities,
        Use or Proceeds and Issuer Purchases of
        Equity Securities.........................	10

Item 3.	Defaults Upon Senior Securities...........	10

Item 4.	Submission of Matters to a Vote of
        Security Holders..........................	10

Item 5.	Other Information.........................	10

Item 6.	Exhibits..................................	10

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements




 			        DIASENSE,INC.
                         (A Development Stage Company)

                                Balance Sheets



                                                  (Unaudited)
                                                    June 30,     September 30,
               ASSETS                                 2006           2005
                                                   -----------    -----------
Current assets
   Cash						   $        80    $     1,545
   Due from Diabecore                                        -         14,887

Fixed Assets
  Equipment (net of $869 accumulated
    Depreciation)                                       23,464              -
                                                   -----------     ----------
               TOTAL ASSETS                        $    23,544    $    16,432
                                                   ===========     ==========

               LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                 $   119,304     $   19,479
  Accrued compensation                                 147,500              -
  Accrued interest payable to maj. shareholder         298,222        164,933
  Demand notes payable to majority shareholder       2,005,636      1,996,936
                                                     -----------    -----------
               Total current liabilities             2,570,662      2,181,348



Commitments and Contingencies


Stockholders' deficit
  Preferred stock, 1,000,000 shares authorized,
   none issued.                                              -              -
  Common stock, 40,000,000 shares
   of $.01 par value authorized; issued and
   outstanding 22,980,051 at June 30, 2006 and
   September 30, 2005                                  229,801        229,801
  Additional paid-in capital                        45,155,955     44,612,895
  Warrants                                             186,483        725,682
  Deficit accumulated during the  development stage(48,206,943)   (47,733,294)
                                                    -----------    -----------
                                                    (2,634,704)    (2,164,916)
                                                    -----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                            $    23,544    $    16,432
                                                    ===========    ===========

The accompanying notes are an integral part of this statement.

                                 Diasense, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         For the nine months ended   For the three months ended         From July 5, 1989
                                               June 30,                     June 30,                    (inception) thru
                                          2006        2005            2006             2005              June 30, 2006
                                       ---------    ---------     -----------       -----------         ----------------

Research and development expenses     $    -       $     -        $      -          $      -             $ 10,556,405

General and administrative expenses     337,773        57,138         152,682            27,885            17,313,421

Warrant extensions                         -             -               -                 -               17,890,676

Technology and patent rights acquired      -             -               -                 -                2,650,000

Interest expense                        135,876       114,957          46,758            39,861               312,534

Loss on unconsolidated subsidiaries        -             -               -                 -                  575,412

Impairment Loss                            -             -               -                 -                  690,124

Amortization of Goodwill                   -             -               -                 -                  535,057

Other income                               -             -               -                 -               (1,042,997)

Other expense                              -             -               -                 -                   37,405

Gain from sale of Diabecore Stock          -          (56,473)           -              (56,473)              (57,242)

Gain from sale of MicroIslet Stock         -             -               -                 -               (1,283,852)
                                       ----------   ---------     -----------       -----------         ---------------
Net loss                              $(473,649)    $(115,622)    $  (199,440)      $   (11,273)         $(48,176,943)
                                       ==========   =========     ===========       ===========         ===============
Net loss per common share             $   (0.02)   $    (0.01)    $     (0.01)      $     (0.00)         $      (2.27)
                                       ==========   =========     ===========       ===========         ===============

The accompanying notes are an integral part of this statement.




                                 Diasense, Inc.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                         For the nine months ended    For the three months ended   From July 5, 1989
                                         June 30,         June 30,    June 30,           June 30,  (inception) thru
                                          2006              2005        2006                2005      June 30, 2006
                                         -------------------------   ----------------------------  ------------------

Cash flows from operating activities:
 Net loss                                $   (473,649)  $   (115,622) $  (199,440)    $    (11,273)   $(48,176,943)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                    869           -             869             -             90,916
  Amortization                                   -              -            -                -            535,057
  Impairment loss                                -              -            -                -            704,491
  Gain on sale of MicroIslet stock               -              -            -                -         (1,283,852)
  Gain on sale of Diabecore stock                -           (56,473)        -             (56,473)        (57,242)
  Loss on unconsolidated subsidiaries            -              -            -                -            575,412
  Stock issued in exchange for services          -              -            -                -            138,950
  Stk issued for License & Marketing Agreement   -              -            -                -             80,000
  Warrants issued for services                  3,861          1,600         -               1,600         519,376
  Warrant extensions                             -              -            -                -         17,890,676
  Inventory deposit - BICO                       -              -            -                -         (1,000,000)
  Increase in accrued payroll                 147,500           -          97,500             -            147,500
  Increase in accrued interest                135,876        114,957       46,758           39,861         300,809
  Increase in accounts payable                 99,825         (4,000)      33,528           (4,000)        119,304
                                            ----------     ---------     ---------      -----------  ---------------
Net cash used in operating activities         (85,718)       (59,538)     (20,785)         (30,285)    (29,415,546)

Cash flows from investing activities:
  Disposal of property and equipment             -              -            -                -            175,000
  Purchase of property and equipment          (24,334)          -            -                -           (303,747)
  Investment - MicroIslet                        -              -            -                -         (1,600,000)
  Investment - Diabecore                         -              -            -                -           (987,468)
  Proceeds from sale of Diabecore stock          -            42,355         -              42,355          57,242
  Proceeds from sale of MicroIslet stock         -              -            -                -          2,070,726
  Increase in notes rec-related parties          -              -            -                -           (125,000)
  Increase in interest rec-related parties       -              -            -                -            (13,538)
                                           ----------     ---------     ---------      -----------  ----------------
Net cash used in investing activities          (9,447)        42,355         -              42,355        (726,785)

Cash flows from financing activities:
  Proceeds from (payment on)
   demand note from maj. shareholder            8,700        (30,000)         700          (30,000)         50,700
  Proceeds from convert. notes pay.            85,000           -          20,000             -             85,000
  Proceeds from notes payable                    -            48,000         -              15,000            -
  Advances to BICO                               -              -            -                -         (7,498,369)
  Repayment of advances to BICO                  -              -            -                -          9,203,493
  Advances from BICO, net                        -              -            -                -         14,496,167
  Repayment of advances from BICO                -              -            -                -         (2,041,231)
  Proceeds from issuance of common stock         -              -            -                -         10,971,834
  Proceeds from issuance of common stk to BICO   -              -            -                -          4,200,000
  Proceeds from warrants exercised               -              -            -                -            118,066
  Purchase from treasury stock                   -              -            -                -            (35,000)
  Proceeds from Regulation S                     -              -            -                -            288,751
  Proceeds from issuance of notes payable        -              -            -                -            303,000
                                           ----------     ---------     ---------      -----------  ----------------
Net cash provided by financing activities      93,700         18,000       20,700          (15,000)     30,142,411
                                           ----------     ---------     ---------      -----------  ----------------
Net increase (decrease)in cash and
    cash equiv.                                (1,465)           817          (85)          (2,930)             80
Cash and cash equivalents at beg of period      1,545           -             165            3,747            -
                                           ----------     ---------     ---------      -----------  ----------------
Cash and cash equivalents at end
    of period                             $        80    $       817    $      80      $       817  $           80
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

NOTE C - Net Loss Per Common Share

Net loss per common share is based on the weighted average number of outstanding common shares, which amounted to 22,980,051 and 22,980,051 for the periods ended June 30, 2006 and June 30, 2005, respectively. The loss per share does not include common stock equivalents since the effect would be anti-dilutive.

From July 5, 1989 (inception) to June 30, 2006, net loss per common share is based on the weighted average number of common shares outstanding and the number of common shares issuable on the exercise of 1,708,000 warrants issued in 1992; reduced by 488,000 common shares that were assumed to have been purchased with the proceeds from the exercise of the warrants at an assumed price of $3.50 per share. The inclusion of the warrants in the loss per share calculation is required by the rules of the Securities and Exchange Commission relative to the initial registration statement, which included the Company?s financial statements through the period ended March 31, 1993. The registration statement became effective July 19, 1993. The weighted average number of common shares including the effect of the conversion of the warrants amounted to 21,201,219 for the period from July 5, 1989 (inception) to June 30, 2006.


NOTE D - Operations

In April 2005, Diasense resumed development of the Sensor but has not, as yet, achieved a commercially marketable product. The ability of Diasense to continue in existence is dependent on its having sufficient financial resources to maintain operations, to complete the research and development necessary to successfully bring the Sensor to market, and for marketplace acceptance. Diasense has no other commercial products and is dependent on the successful development of the Sensor technology. Diasense has had no sales of its common stock over the last five fiscal years. Until BICO?s bankruptcy in March 2003, Diasense's operations were funded by advances from BICO. Since the sale of BICO's interest in Diasense to Dominion Assets, LLC (Dominion) funding has been provided by demand loans from Dominion, proceeds from the sale of Diasense's interest in Diabecore and proceeds from convertible notes payable.

Diasense is in the development stage, and accordingly, it has presented cumulative information on results of operations, and cash flows since inception.

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

NOTE E - Note Payble to Majority Shareholder

In connection with the purchase of the 52% ownership of Diasense by Dominion Assets, LLC. from BICO, an intercompany payable of $1,954,936 from Diasense to BICO was assigned to Dominion Assets, LLC. (Dominion). This liability was documented by a note payable on demand without interest. After demand for payment was made by Dominion Assets, LLC, the demand note was amended effective September 28, 2004. Under the terms of the amended demand note Diasense now owes a principle amount of $1,954,936 with interest calculated at a rate of 8% per annum. The indebtedness is collateralized by all of Diasense?s assets. Dominion has since loaned Diasense an additional net $50,700 to provide funding for general and administrative expenses. This amount is also payable on demand with interest accrued at a rate of 8%.

NOTE F - Accrued Compensation

Effective February 14, 2006 the Board of Directors approved annual salaries of $300,000 and $100,000 for the Company's CEO and Executive Vice President respectively. Until such time that the Company has sufficient funding, all salaries earned will be accrued for future payment.

NOTE G - Convertible Notes Payable

In November, 2005, the Company issued two 6% secured convertible notes ("Convertible Note(s)") in principal amounts of $25,000 to each of St. Claire Capital Management and Lisa A. Paterra (a related party) (each, a "Holder"), in consideration of the loans of equal amounts made to the Company by each such Holder. In January 2006 an additional 6% Convertible Note was issued to Thaddeus Paterra (a related party) for $15,000 in consideration of a loan of equal amount. In April 2006 the Company received $20,000 in consideration of two additional Convertible Notesof $10,000 each from St. Claire Capital Management and Thaddeus Paterra (a related party). These Convetible Notes are due March 31, 2011 and accrue interest at a rate of 6% per annum. Each of the Convertible Notes issued in November 2005 is due October 31, 2010 (the "Maturity Date"), and will accrue interest at a rate of 6% per annum. The Convertible Note issued in January 2006 is due January 31, 2011 and will accrue interest at a rate of 6% per annum. Each Convertible Note is secured by all assets of the Company and ranks pari passu in such security interest with (A) each of the other Convertible Notes that may be issued by the Company from time to time and (B) the demand note dated July 23, 2004 issued by the Company to BICO, Inc. and assigned to Dominion Assets, LLC. Each Convertible Note is convertible in whole (not in part) into common stock of the Company at a conversion price of $0.10 per share at the Holder?s option upon either (A) the receipt by the Holder of a notice of prepayment of the principal of the Convertible Note by the Company, or (B) in the event all outstanding principal and accrued interest due and owing on the Convertible Note is not paid in full as of the Maturity Date.

NOTE H - Warrants

The two five-year warrant certificates that the Company had issued under Consulting Agreements have been amended and restated and reissued as of November 11, 2005. The amended and restated warrant certificates grant each of the consultants rights to acquire an additional 2,773,000 shares (4,000,000 shares in total) of the common stock of Diasense prior to the expiration date under the original warrant certificates granted, on May 19, 2010.

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

On November 14, 2005, in conjunction with the Company?s entry into an Independent Consulting Agreement with Dr. Stuart A. Fine and as consideration paid by the Company for Dr. Fine's services thereunder, the Company issued a warrant certificate to Dr. Fine, representing Dr. Fine?s right to acquire 150,000 shares of the Company's common stock. The warrants represented by the certificate have an exercise price of $0.10 per share and expire on November 14, 2015. The warrants vest (and become exercisable) according to the following schedule:

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

NOTE I - Related Party Transactions

On March 29, 2006 Diasense purchased certain used electronic and test equipment needed for the development of the Sensor from Dominion Asset Finance Corporation for $24,334 (included in Accounts Payable as of June 30, 2006). Dominion Asset Finance Corporation is engaged in equipment leasing and used equipment sales and is owned by Keith R. Keeling, CEO of Diasense.

NOTE J - Subsequent Events

Convertible Notes

In July 2006 the Company received $10,000 in consideration of an additional Convertible Note with terms similar to those outstanding at June 30, 2006 and discussed in Note G. This Convertible Note is due June 30, 2011 and will accrue interest at a rate of 6% per annum.

Resignations of CEO, Secretary and certain Directors

Keith R. Keeling resigned from his position as Chief Executive Officer and resigned his seat on the Board of Directors of the Company effective August
4, 2006. Notification was received August 4, 2006 by fax in a letter addressed to Anthony Paterra, Executive Vice President and subsequently via mail.

Daniel K. Hayes resigned his seat on the Board of Directors of the Company effective August 4, 2006. Notification was received August 4, 2006 by fax in a letter addressed to Anthony Paterra, Executive Vice President and subsequently via mail.

Steven L. McDonald resigned from his position as Secretary and resigned his seat on the Board of Directors of the Company effective August 5, 2006. Notification was received August 6, 2006 by fax in a letter addressed to Anthony Paterra, Executive Vice President and subsequently via mail.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Our funding for the nine months ended June 30, 2006 came from $85,000 proceeds from Convertible Notes payable, $20,700 proceeds from an increase in the demand note from the majority shareholder and the remaining $14,887 proceeds from the sale of our Diabecore stock. For the three months ended June 30, 2006 our funding came from $20,000 proceeds from a Convertible Notes and $700 proceeds from an increase in the demand note from the majority shareholder.
In July of 2006, we received an additional $10,000 from an additional Convertible Note payable.

     Because we still don't have any revenue sources, we will have to find additional financing that we?ll use to finance development of, and proceed to manufacture, our noninvasive glucose sensor. In prior years, we were dependent upon BICO to support all our sensor-related activity, but BICO discontinued our funding in 2002, filed bankruptcy in March 2003 and sold its interest in our Company in May 2004. If we are not able to obtain immediate, additional financing of approximately $400,000 we will not be able to continue operations and we estimate we will need approximately $6,000,000 in total to complete our prototype and enter clinical trials. We do not know if Dominion and other investors will continue to be willing or able to continue financing our operations.

Results of Operations

     During the nine months ended June 30, 2006 we continued efforts to develop the Sensor and in June, 2006 we filed a patent application on the next generation of the Sensor.

     General and administrative expenses totaled $27,885 and $57,138 during the three and nine month periods ended June 30, 2005 and $152,682 and $337,773 for the three and nine month periods ended June 30, 2006. The increases resulted from increased efforts to develop the Sensor, patent expenses, professional services, rent and related expenses for office space in Virginia, travel expenses and the accrual of salaries to our executive officers.

     Interest expense of $46,758 and $135,876 was recognized in the three and nine month periods ended June 30, 2006 as a result of the accrual of interest on our demand note obligations to our majority shareholder (Dominion Assets, LLC.) and on our convertible notes payable. For the same periods ended June
30, 2005, interest expense was $39,861 and $114,957 respectively. The increases from the 2005 periods to the 2006 periods is due to increased borrowing to fund operations and the increased unpaid interest due on the demand notes due to the majority shareholder.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Not applicable.


Item 4.  Controls and Procedures
         Our Executive Vice President has evaluated our disclosure controls and procedures as of June 30, 2006 before the filing of this quarterly report. Based on that evaluation, we concluded that the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us in reports that we file or submit is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.





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

                31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

		32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.


		Reports on Form 8-K

               (1) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K/A filed October 31, 2005
               (2) Incorporated by reference from Exhibit with this title filed with the Company's Form 8-K filed November 16, 2005
               (3) Incorporated by reference from Exhibit with this title flied with the Company?s Form 8-K filed August 10, 2006






SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2006.



						  DIASENSE, INC.

					       By /s/ Anthony Paterra
						      Anthony Paterra
                                                      Executive Vice President