Form 10KSB
period 2006-09-30
DIASENSE INC/PA
filed 2007-01-10
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

                         Commission File Number: 026504


                                 Diasense, Inc.
        (Exact name of small business issuer as specified in its charter)

      Pennsylvania                                             25-1605848
(State of incorporation)                                (IRS Employer ID Number)

                       211 West Wall, Midland, Texas 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act - None

        Securities registered under Section 12(g) of the Exchange Act: -
                         Common Stock - $.01 par value
--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The issuer's revenues for the fiscal year ended September 30, 2006 were $-0-. The aggregate market value of voting common equity held by non-affiliates as of December 31, 2006, 2006 was approximately $-0-. As of December 31, 2006, there were 22,105,051 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                                 DIASENSE, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                               3
Item 2   Description of Property                                              14
Item 3   Legal Proceedings                                                    14
Item 4   Submission of Matters to a Vote of Security Holders                  14

PART II

Item 5   Market for Company's Common Stock and Related Stockholders Matters   14
Item 6   Management's Discussion and Analysis or Plan of Operation            15
Item 7   Financial Statements                                                 17
Item 8   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures                                               17
Item 8A  Controls and Procedures                                              18

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   19
Item 10  Executive Compensation                                               19
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     20
Item 12  Certain Relationships and Related Transactions                       20
Item 13  Exhibits and Reports on 8-K                                          20
Item 14  Principal Accountant Fees and Services                               20

SIGNATURES                                                                    21

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., ("Diasense" or the "Company") a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO Inc.
(BICO). BICO owned approximately 52% of Diasense until July 23, 2004 when BICO sold its entire ownership interest, 11,975,000 shares of common stock, to Dominion Assets, LLC. The focus of the business was the research and development of a noninvasive glucose sensor. As of November 2002 the Company was dependent solely on BICO to provide the funding for ongoing operations and BICO stopped funding due to its own financial difficulties. Without funding, between November 2002 and July 2004, the Company had to suspend operations and stop further development of our noninvasive glucose sensor. We resumed limited operations in July 2004 and subsequently resumed development of the next generation of our noninvasive glucose sensor in April 2005.

On August 16, 2006, Diasense received two letters from Dominion Assets, LLC ("Dominion"), demanding immediate payment of principal and interest under, respectively, (i) that certain Demand Note, dated July 23, 2004, in a principal amount of $1,954,936, issued by the Company to BICO, Inc. ("BICO") and assigned by BICO to Dominion, as amended effective September 28, 2004 (the "Demand
Note"), and (ii) the additional loans totaling $50,700 in principal amount extended by Dominion to the Company under that certain Note and Security Agreement, dated October 29, 2004, by and between the Company and Dominion, as amended.

On August 29, 2006, Diasense entered into a Voluntary Surrender Agreement (the "Voluntary Surrender Agreement") with Dominion whereby all of the Company's assets, pledged as collateral to secure loan agreements under which the Company is in default, were repossessed. Dominion is the majority shareholder of the Company. Keith R. Keeling who owns a majority 75% interest in Dominion and was also a former member of the Company's Board of Directors and the former CEO of the Company until resigning from both such positions with the Company on August 4, 2006.

On September 18, 2006, the Company entered into a unit purchase agreement (the "Unit Purchase Agreement") with Glenn A. Little ("Little") whereby the Company sold and Mr. Little purchased 1000 units; each unit consisting of 11,100 shares of common stock and 500 common stock purchase warrants offered by the Company

(the "Units"). The common stock purchase warrants can be exercised from the date the warrants are issued until the expiration date to purchase common stock at a price of $0.10 per share and expire five (5) years from the date of issuance.

The aggregate offering price was $125,000. There were no commissions or underwriting discounts.

On September 18, 2006, the Company entered into a share purchase agreement whereby the Company purchased and Dominion sold 11,975,000 shares of common stock of the Company for a purchase price of $1.00. The shares were returned to the Treasury of the Company as unissued. Dominion was the majority shareholder of the Company prior to the transaction.

Pursuant to the provisions of the Unit Purchase Agreement on September 18, 2006, the Board of Directors appointed Glenn A. Little as a Director of Diasense, to serve until the next annual meeting of the shareholders of Diasense or until his successor is duly elected and qualified and as Chief Executive Officer. Mr. Little was appointed as a Director and Chief Executive Officer of

Effective September 18, 2006, Anthony Patera resigned from his positions as (i) the Executive Vice President and (ii) a member of the Board of Directors of the Company. Notification of such resignation was received from Mr. Patera on September 18, 2006 via a letter addressed to Glenn Little, a member of the Board of Directors of the Company.

As a result of these transactions Mr. Little became the majority stockholder of the Company and acts as Management.

None of the Company's business endeavors since inception have been successful.

The Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     * Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     * The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     * Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     *    The extent to which the business opportunity can be advanced;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     * The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

INVESTMENT COMPANY ACT AND OTHER REGULATION

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

All efforts from our 1989 inception through 2006 were unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. These will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Company. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 15 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

NO PUBLIC MARKET EXISTS

There is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES

Of the 22,105,051 presently issued and outstanding shares of the Company's stock, approximately 11,100,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

BLUE SKY CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's officer.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the fiscal year ended September 30, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

TRANSFER AGENT

Our independent stock transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their phone number is
(469) 633-0101.

COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 40,000,000 shares of $.01 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

PREFERRED STOCK

The Company's Articles of Incorporation allow for the issuance of up to 1,000,000 shares of Preferred Stock. As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On September 18, 2006, the Company entered into a unit purchase agreement (the "Unit Purchase Agreement") with Glenn A. Little whereby the Company sold and Mr. Little purchased 1000 units; each unit consisting of 11,100 shares of common stock and 500 common stock purchase warrants offered by the Company (the "Units"). The common stock purchase warrants can be exercised from the date the warrants are issued until the expiration date to purchase common stock at a price of $0.10 per share and expire five (5) years from the date of issuance.

The aggregate offering price was $125,000. There were no commissions or underwriting discounts.

REPORTS TO STOCKHOLDERS

The Company plans to furnish its stockholders with an annual report for each fiscal year ending September 30 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

DIVIDEND POLICY

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue from operations for the years ended September 30, 2005 and 2006, respectively.

General and administrative expenses for the years ended September 30, 2005 and 2006 were approximately $98,889 and $208,012, respectively. Earnings per share for the respective years ended September, 2005 and 2006 was $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2005 and 2006, respectively, the Company had working capital of approximately $24,984 and $(2,164,916), respectively.

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for management to provide additional future funding. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities. The Company does not currently contemplate making a Regulation S offering. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

RESIGNATION OF GOFF, BACKA, ALFREA & Company, LLC

On December 18, 2006, the Company received a letter dated December 6, 2006,whereby the Company's Registered Independent Public Accounting Firm, Goff, Backa, Alfrea & Company, LLC of Pittsburgh, PA (GBACO) formally acknowledged prior oral communication from the Company's current management that, as a result of the September 18, 2006 change in control transaction, that GBACO's services would no longer be provided.

No accountant's report on the financial statements issued by GBACO for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended September 30, 2006 and 2005) and from October 1, 2006 to the date of this Report, there were no differences with GBACO on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended September 30, 2005 and 2006) and from October 1, 2006 to the date of this Report.

APPOINTMENT OF S W HATFIELD CPA

The Company has engaged the Registered Independent Certified Public Accounting Firm of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's auditors.

During the Company's two most recent fiscal years (ended  September 30, 2006 and
2005) and from October 1, 2006 to the date of this Report, the Company had not consulted with S. W. Hatfield, CPA regarding either (I) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements, and either written or oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue;
(ii) or any matter that was the subject of a disagreement or event required to be reported under Item 304(a)(1)(iv) of the Regulation S-B and the related instructions thereto.

MANAGEMENT'S STATEMENT

The accounting and auditing practice of Thompson Dugan, PC has been discontinued. Accordingly, for all periods subsequent to the date of any of Thompson Dugan, PC's issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Thompson Dugan PC on the financial statements of Diasense, Inc. Additionally, the cessation of operations of Thompson Dugan, PC and the discontinuance of their auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Thompson Dugan, PC for material misstatements or omissions, if any, in any document filed with the U. S. Securities and Exchange Commission containing any report or consent issued by Thompson Dugan, PC, including the financial statements covered in Thompson Dugan's audit report(s) and/or consent statements."

ITEM 8A - CONTROLS AND PROCEDURES

As of the date of this filing, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officer serving the Company are as follows:

Glenn A. Little, age 53, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

The director(s) and officer(s) will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than an aggregate of five (5) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Glenn A. Little, the sole Officer and Director and Beneficial Owner of more than 10% of the Company's common stock was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time he acquired his ownership in the Company's stock. He has represented to the Company that he all required filings under Section 16(a) were filed on or before December 31, 2006.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than five (5) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                          % of Class
Name and address                        Number of Shares      Beneficially Owned
----------------                        ----------------      ------------------
Glenn A Little*                            11,100,000               50.2%

Executive Officers and Directors
 as a group (one person)                   11,000,000               50.2%

----------
* Sole Director and Officer

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant for the respective time periods.

                                                          Years ended
                                                   2005                 2006
                                                  -------              ------

    1. Audit fees                                 $13,000               $4989
    2. Audit-related fees                              --                  --
    3. Tax fees                                        --                  --
    4. All other fees                                  --                  --
                                                  -------              ------

          Totals                                  $13,000              $4,989
                                                  =======              ======

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2005 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2006, for filing with the Securities and Exchange Commission.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        DIASNESE, INC.


Dated: January 8, 2007                  By: /s/ Glenn A Little
      ----------------                     -------------------------------------
                                                                  Glenn A Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: January 8, 2007                  By: /s/ Glenn A Little
       ---------------                     -------------------------------------
                                                                  Glenn A Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director

                                 DIASENSE, INC.

                                    CONTENTS
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   S. W.  Hatfield,  CPA                                                     F-2
   Goff, Backa, Alfera & Company, LLC                                        F-3
   Thompson Dugan, PC                                                        F-4

FINANCIAL STATEMENTS
   Balance Sheets
    as of September 30, 2006 and 2005                                        F-5

   Statements of Operations and Comprehensive Loss
    for the years ended September 30, 2006 and 2005
    and for the period from July 5, 1989 (date of inception)
    through September 30, 2006                                               F-6

   Statement of Changes in Stockholders' Equity
    for the period from July 5, 1989 (date of inception)
    through September 30, 2006                                               F-7

   Statements of Cash Flows
    for the years ended September 30, 2006 and 2005
    and for the period from July 5, 1989 (date of inception)
    through September 30, 2006                                              F-12

   Notes to Financial Statements                                            F-14

                        LETTERHEAD OF S. W. HATFIELD, CPA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diasense, Inc.

We have audited the accompanying balance sheets of Diasense, Inc. (a Pennsylvania corporation and a development stage company) as of September 30, 2006 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 2006 and for the period from October 1, 2005 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Diasense, Inc. (a development stage company) as of September 30, 2005 and for the period from October 1, 1997 through September 30, 2005 and for the period from July 5, 1989 (date of inception) through September 30, 1997 were audited by other auditors whose reports were dated January 4, 2006 and December 30, 1997, respectively, both of which included a paragraph expressing substantial doubt about Diasense, Inc.'s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diasense, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 and for the period from October 1, 2005 through September 30, 2006, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                               /s/ S. W. Hatfield, CPA
                                               ---------------------------------
                                               S. W. HATFIELD, CPA
Dallas, Texas
December 27, 2006

                LETTERHEAD OF GOFF, BACKA, ALFERA & COMPANY, LLC


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors
Diasense, Inc.

We have audited the accompanying balance sheet of Diasense, Inc. (a development stage company) as of September 30, 2005 , and the related statements of operations, changes in stockholder's equity and cash flows for the year ended September 30, 2005, and for the period from October 1, 1997 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diasense, Inc. (a development stage company) as of September 30, 1997, and for the period from July 5, 1989 (inception) through September 30, 1997, were audited by other auditors whose report dated December 30, 1997, expressed an unqualified opinion on these statements.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diasense, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended, and for the period from October 1, 1997 through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Goff, Backa, Alfrea & Company, LLC
--------------------------------------------
Goff, Backa, Alfera & Company, LLC

Pittsburgh, Pennsylvania
January 4, 2006

                        LETTERHEAD OF THOMPSON DUGAN, PC


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Diasense, Inc.

We have audited the accompanying balance sheets of Diasense, Inc. (a development stage company) as of September 30, 1997 and 2006, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1997, and for the period from July 5, 1989 (date of inception) through September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Diasense, Inc. as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the three years ended September 30, 1997, and for the period from July 5, 1989 (date of inception) through September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes B and E to the financial statements, the Company is in the development stage and has incurred losses from operations and negative cash flows from operations for each of the three years in the period ended September 30, 1997 and from July 5, 1989 (date of inception) through September 1997 raising substantial doubt about its ability to continue as a going concern. Management's plans are discussed in Note B.

The financial statements do not contain any adjustments that might result from the outcome of this uncertainty, including adjustments relating to the recoverability and classification of recorded assets that might be necessary in the event the Company cannon continue to meet its financing requirements and achieve productive operations.

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


                                              /s/ Thompson Dugan PC
                                              ---------------------------
                                              THOMPSON DUGAN, PC

Pittsburgh, Pennsylvania
December 30, 1997

                             MANAGEMENT'S STATEMENT

The accounting and auditing practice of Thompson Dugan, PC has been discontinued. Accordingly, for all periods subsequent to the date of any of Thompson Dugan, PC's issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Thompson Dugan PC on the financial statements of Diasense, Inc. Additionally, the cessation of operations of Thompson Dugan, PC and the discontinuance of their auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Thompson Dugan, PC for material misstatements or omissions, if any, in any document filed with the U.S. Securities and Exchange Commission containing any report or consent issued by Thompson Dugan, PC, including the financial statements covered in Thompson Dugan's audit report(s) and/or consent statements.

                                 Diasense, Inc.
                          (a development stage company)
                                 Balance Sheets
                               September 30, 2006

                                                                   September 30,
                                                                       2006
                                                                   ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                        $     24,984
                                                                   ------------

      TOTAL CURRENT ASSETS                                               24,984
                                                                   ------------

TOTAL ASSETS                                                       $     24,984
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                        $         --
   Accrued interest payable to current majority stockholder                   7
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                               7
                                                                   ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                          20,000
                                                                   ------------

      TOTAL LIABILITIES                                                  20,007
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding                                             --
   Common stock - $0.01 par value
     40,000,000 shares authorized
     22,105,051 shares issued and outstanding                           221,051
   Additional paid-in capital                                        47,881,633
   Common stock warrants                                                  5,000
   Deficit accumulated during the development stage                 (48,102,707)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                4,977
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     24,984
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
                            Statements of Operations
                   Years ended September 30, 2006 and 2005 and
     Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                     Period from
                                                                                                     July 5, 1989
                                                                                                 (date of inception)
                                                        Year ended             Year ended              through
                                                       September 30,          September 30,          September 30,
                                                           2006                   2005                   2006
                                                       ------------           ------------           ------------
REVENUES                                               $         --           $         --           $         --
                                                       ------------           ------------           ------------
OPERATING EXPENSES
   General and administrative expenses                      208,012                 98,889             17,063,612
   Depreciation expense                                       1,448                     --                 91,495
   Research and development expense                              --                     --             10,556,405
   Technology and patent rights acquired                         --                     --              2,650,000
   Expense related to warrant extensions                         --                     --             17,890,676
   Amortization of goodwill                                      --                     --                535,057
                                                       ------------           ------------           ------------
      TOTAL OPERATING EXPENSES                              209,460                 98,889             48,787,245
                                                       ------------           ------------           ------------

LOSS FROM OPERATIONS                                       (209,460)               (98,889)           (48,787,245)

OTHER INCOME (EXPENSE)
   Interest expense                                        (159,953)              (164,933)              (336,612)
   Other income                                                  --                     --              1,042,997
   Other expense                                                 --                     --                (67,405)
   Equity in loss from unconsolidated subsidiaries               --                     --               (575,412)
   Impairment loss                                               --                     --               (690,124)
   Gain from sale of Diabecore stock                             --                 57,242                 57,242
   Gain from sale fo MicroIslet stock                            --                     --              1,283,852
                                                       ------------           ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                         (159,953)              (107,691)               714,538
                                                       ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (369,413)              (206,580)           (48,072,707)

PROVISION FOR INCOME TAXES                                       --                     --                     --
                                                       ------------           ------------           ------------

NET LOSS                                               $   (369,413)          $   (206,580)          $(48,072,707)
                                                       ============           ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                               $      (0.02)          $      (0.01)
                                                       ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                   23,332,996             22,980,051
                                                       ============           ============

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
                  Statement of Changes in Stockholders' Equity
     Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                        Deficit
                                                                                                      accumulated
                                               Common Stock      Common      Additional                during the
                                           ------------------     stock       paid-in                 development
                                           Shares      Amount   subscribed    capital     Warrants       stage          Total
                                           ------      ------   ----------    -------     --------       -----          -----
July 10, 1989 issuance of common
 stock to BICO for License and
 Marketing agreement                      8,000,000   $ 80,000    $    --    $       --    $    --    $        --    $    80,000
August 21 - December 31, 1989 sale
 of common stock pursuant to first
 Private Placement Memorandum               656,000      6,560         --       321,440         --             --        328,000
September 29, 1989 issuance of common
 stock in connection with patent rights
 acquired by BICO                         1,040,000      1,040         --       509,600         --             --        520,000
Net loss for the year                            --         --         --            --         --        (80,000)       (80,000)
                                         ----------   --------    -------    ----------    -------    -----------    -----------
Balances at December 31, 1989             9,696,000     96,960         --       831,040         --        (80,000)       848,000

January 1 - December 31, 1990 sale of
 common stock pursuant to first
 Private Placement Memorandum             1,240,000     12,400         --       607,600         --             --        620,000
May 1-August 31, 1990 issuance of
 common stock in settlement of debt         136,000      1,360         --        66,640         --             --         68,000
Warrants issued to BICO                          --         --         --            --     27,500             --         27,500
Net loss for the year                            --         --         --            --         --       (497,628)      (497,628)
                                         ----------   --------    -------    ----------    -------    -----------    -----------
Balances at December 31, 1990            11,072,000    110,720         --     1,505,280     27,500       (577,628)     1,065,872

January 1 - December 31, 1991 sale of
 common stock pursuant to
 first Private Placement Memorandum         768,000      7,680         --       376,320         --             --        384,000
 second Private Placement Memorandum      3,948,000     39,482         --     3,896,468         --             --      3,935,950
December 31, 1991 common stock
 subscription                                    --         --     62,500            --         --             --         62,500
Warrants issued to BICO                          --         --         --            --     19,085             --         19,085
Net loss for the year                            --         --         --            --         --     (3,650,203)    (3,650,203)
                                         ----------   --------    -------    ----------    -------    -----------    -----------
Balances at December 31, 1991            15,788,250   $157,882    $62,500    $5,778,068    $46,585    $(4,227,831)   $ 1,817,204

                                  - Continued -

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
            Statement of Changes in Stockholders' Equity - Continued
    Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                          Deficit
                                                                                                        accumulated
                                              Common Stock         Common      Additional                during the
                                          --------------------      stock       paid-in                 development
                                          Shares        Amount    subscribed    capital     Warrants       stage           Total
                                          ------        ------    ----------    -------     --------       -----           -----
Balances at December 31, 1991           15,788,250    $ 157,882    $ 62,500   $ 5,778,068   $ 46,585    $ (4,227,831)   $ 1,817,204

January 1-December 31, 1992 sale of
 common stock pursuant to
   second Private Placement Memorandum     986,750        9,868          --       976,883         --              --        986,751
   third Private Placement Memorandum        7,212           72          --        25,170         --              --         25,242
   fourth Private Placement Memorandum     120,000        1,200          --       418,800         --              --        420,000
January 1992 issuance of common stock
 in settlement of debt                     235,000        2,350          --       232,650         --              --        235,000
January 1992 settlement of common
 stock subscriptions                        62,500          625     (62,500)       61,875         --              --             --
Net loss for the year                           --           --          --            --         --      (2,846,584)    (2,846,584)
                                       -----------    ---------    --------   -----------   --------    ------------    -----------
Balances at September 30, 1992          17,199,712      171,997          --     7,493,446     46,585      (7,074,415)       637,613

October 1992 sale of common stock
 pursuant to fourth Private Placement
 Memorandum                                180,000        1,800          --       628,200         --              --        630,000
June - July, 1993 warrant exercise          25,000          250          --        28,520     (3,770)             --         25,000
Net loss for the year                           --           --          --            --         --      (3,763,101)    (3,763,101)
                                       -----------    ---------    --------   -----------   --------    ------------    -----------

Balances at September 30, 1993          17,404,712      174,047          --     8,150,166     41,815     (10,837,516)    (2,470,488)

October 1993-September 1994 sale
 of Registered common stock                230,961        2,309          --       783,936         --              --        786,245
June 2003 Regulation S sale of common
 stock                                      91,667          917          --       287,834         --              --        288,751
Common stock issued for consulting
 fees                                        7,200           72          --        25,128         --              --         25,200
November 1993-August 1994 warrant
 exercise                                  105,000        1,050          --        38,950     (2,500)             --         37,500
Purchase of treasury stock                 (10,000)        (100)         --        (4,900)        --         (30,000)       (35,000)
Sale of treasury stock                      10,000          100          --        34,900         --              --         35,000
Net loss for the year                           --           --          --            --         --      (5,145,081)    (5,145,081)
                                       -----------    ---------    --------   -----------   --------    ------------    -----------
Balances at September 30, 1994          17,839,540    $ 178,395    $     --   $ 9,316,014   $ 40,315    $(16,012,597)   $(6,477,873)

                                  - Continued -

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
            Statement of Changes in Stockholders' Equity - Continued
    Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                           Deficit
                                                                                                         accumulated
                                              Common Stock         Common      Additional                 during the
                                          --------------------      stock       paid-in                  development
                                          Shares        Amount    subscribed    capital      Warrants       stage          Total
                                          ------        ------    ----------    -------      --------       -----          -----
Balances at September 30, 1994           17,839,540  $ 178,395     $   --    $ 9,316,014   $    40,315  $(16,012,597)  $ (6,477,873)

October 1994-September 1994 sale of
 Registered common stock                    437,768      4,378         --      1,497,114            --            --      1,501,492
July 12, 1995 issuance of restricted
 common stock to BICO                     1,200,000     12,000         --      4,188,000            --            --      4,200,000
Common stock issued for consulting fees      17,500        175         --         61,075            --            --         61,250
May 1995 issuance of common stock in
 settlement of debt                       3,000,000     30,000         --     10,470,000            --            --     10,500,000
Warrant extensions                               --         --         --             --     4,625,000            --      4,625,000
October 1994-September 1995 warrant
 exercise                                    29,512        295         --          9,771            --            --         10,066
Net loss for the year                            --         --         --             --            --   (10,336,514)   (10,336,514)
                                        -----------  ---------     ------    -----------   -----------  ------------   ------------
Balances at September 30, 1995           22,524,320    225,243         --     25,541,974     4,665,315   (26,349,111)     4,083,421

October 1995-September 1996 sale of
 Registered common stock                    410,731      4,108         --      1,361,047            --            --      1,365,155
Common stock issued for consulting fees
 Registered                                  10,000        100         --         34,900            --            --         35,000
 Unregistered, restricted                     5,000         50         --         17,450            --            --         17,500
Warrant extensions                               --         --         --             --     7,640,468            --      7,640,468
October 1995-September 1996 warrant
 exercise                                    56,000        560         --         27,440            --            --         28,000
Net loss for the year                            --         --         --             --            --    (9,018,258)    (9,018,258)
                                        -----------  ---------     ------    -----------   -----------  ------------   ------------
Balances at September 30, 1996           23,006,051    230,061         --     26,982,811    12,305,783   (35,367,369)     4,151,286

October 1996-September 1997
 purchase of treasury stock                 (27,000)      (270)        --        (94,230)           --            --        (94,500)
Warrant extensions                               --         --         --             --     5,593,875            --      5,593,875
Net loss for the year                            --         --         --             --            --    (6,564,837)    (6,564,837)
                                        -----------  ---------     ------    -----------   -----------  ------------   ------------
Balances at September 30, 1997           22,979,051  $ 229,791     $   --    $26,888,581   $17,899,658  $(41,932,206)  $  3,085,824

                                  - Continued -

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
            Statement of Changes in Stockholders' Equity - Continued
    Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                      Deficit
                                                                                                    accumulated
                                        Common Stock       Common      Additional                    during the
                                    -------------------     stock       paid-in                     development
                                    Shares       Amount   subscribed    capital        Warrants        stage           Total
                                    ------       ------   ----------    -------        --------        -----           -----

Balances at September 30, 1997    22,979,051    $229,791    $   --    $26,888,581    $ 17,899,658   $(41,932,206)    $ 3,085,824

October 1997-September 1998 sale
 of Registered common stock            1,000          10        --          3,490              --             --           3,500
Warrant extensions                        --          --        --             --          25,000             --          25,000
Warrant expirations                       --          --        --      2,400,000      (2,400,000)            --              --
Net loss for the year                     --          --        --             --              --     (2,914,329)     (2,914,329)
                                  ----------    --------    ------    -----------    ------------   ------------     -----------
Balances at September 30, 1998    22,980,051     229,801        --     29,292,071      15,524,658    (44,846,535)        199,995

Warrants issued for services              --          --        --             --         228,538             --         228,538
Warrant extensions                        --          --        --             --           6,333             --           6,333
Warrant expirations                       --          --        --        377,625        (377,625)            --              --
Net loss for the year                     --          --        --             --              --       (487,756)       (487,756)
                                  ----------    --------    ------    -----------    ------------   ------------     -----------
Balances at September 30, 1999    22,980,051     229,801        --     29,669,696      15,381,904    (45,334,291)        (52,890)

Warrant extensions                        --          --        --             --         230,178             --         230,178
Warrant expirations                       --          --        --        291,250        (291,250)            --              --
Net loss for the year                     --          --        --             --              --       (695,438)       (695,438)
                                  ----------    --------    ------    -----------    ------------   ------------     -----------
Balances at September 30, 2000    22,980,051     229,801        --     29,960,946      15,320,832    (46,029,729)       (518,150)

Warrants issued for services              --          --        --             --          55,199             --          55,199
Net loss for the year                     --          --        --             --              --     (1,755,563)     (1,755,563)
                                  ----------    --------    ------    -----------    ------------   ------------     -----------
Balances at September 30, 2001    22,980,051     229,801        --     29,960,946      15,376,031    (47,785,292)     (2,218,514)

Warrant expirations                       --          --        --         57,407         (57,407)            --              --
Net loss for the year                     --          --        --             --              --       (461,103)       (461,103)
                                  ----------    --------    ------    -----------    ------------   ------------     -----------
Balances at September 30, 2002    22,980,051     229,801        --     30,018,353      15,318,624    (48,246,395)     (2,679,617)

Warrant expirations                       --          --        --      3,309,422      (3,309,422)            --              --
Net loss for the year                     --          --        --             --              --        719,681         719,681
                                  ----------    --------    ------    -----------    ------------   ------------     -----------
Balances at September 30, 2003    22,980,051    $229,801    $   --    $33,327,775    $ 12,009,202   $(47,526,714)    $(1,959,936)

                                  - Continued -

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
            Statement of Changes in Stockholders' Equity - Continued
    Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                           Deficit
                                                                                                         accumulated
                                             Common Stock          Common     Additional                  during the
                                         --------------------       stock      paid-in                   development
                                         Shares        Amount     subscribed   capital      Warrants        stage          Total
                                         ------        ------     ----------   -------      --------        -----          -----
Balances at September 30, 2003          22,980,051     $ 229,801   $   --    $33,327,775   $12,009,202   $(47,526,714)  $(1,959,936)

Warrant expirations                             --            --       --      8,161,724    (8,161,724)            --            --
Net loss for the year                           --            --       --             --            --             --            --
                                       -----------     ---------   ------    -----------   -----------   ------------   -----------
Balances at September 30, 2004          22,980,051       229,801       --     41,509,499     3,827,478    (47,526,714)   (1,959,936)

Warrants issued for services                    --            --       --             --         1,600             --         1,600
Warrant expirations                             --            --       --      3,103,396    (3,103,396)            --            --
Net loss for the year                           --            --       --             --            --       (206,580)     (206,580)
                                       -----------     ---------   ------    -----------   -----------   ------------   -----------
Balances at September 30, 2005          22,980,051       229,801       --     44,612,895       725,682    (47,733,294)   (2,164,916)

September 13, 2006 sale of 1,000 Units
 consisting of 11,100 shares of
 restricted, unregistered common stock
 and 500 common stock warrants each     11,100,000       111,000       --          9,000         5,000             --       125,000
September 18, 2006 Warrant cancellation         --            --       --        725,682      (725,682)            --            --
September 25, 2006 purchase of
 treasury stock                        (11,975,000)     (119,750)      --        119,749            --             --            (1)
Capital contributed to support
 operations                                     --            --       --         11,677            --             --        11,677
Related party cancellation of debt              --            --       --      2,402,630            --             --     2,402,630
Net income for the year                         --            --       --             --            --       (369,413)     (369,413)
                                       -----------     ---------   ------    -----------   -----------   ------------   -----------
Balances at September 30, 2006          22,105,151     $ 221,051   $   --    $47,881,633   $     5,000   $(48,102,707)  $     4,977
                                       ===========     =========   ======    ===========   ===========   ============   ===========


   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                   Years ended September 30, 2006 and 2005 and
     Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                         Period from
                                                                                                         July 5, 1989
                                                                                                      (date of inception)
                                                                Year ended           Year ended            through
                                                               September 30,        September 30,        September 30,
                                                                   2006                 2005                 2006
                                                               ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                            $   (369,413)        $   (206,580)        $(48,072,707)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                   1,448                   --              626,552
      Gain on sale of Diabecore stock                                    --              (57,242)             (57,242)
      Warrants issued for services                                       --                1,600              515,515
      Expense related to warrant extensions                              --                   --           17,890,676
      Common stock issued for services                                   --                   --              138,950
      Common stock issued for License and Marketing agreement            --                   --               80,000
      Impairment loss                                                    --                   --              704,491
      Inventory deposit - BICO                                           --                   --           (1,000,000)
      Gain on MicroIslet stock                                           --                   --           (1,283,852)
      Equity in loss of unconsolidated subsidiaries                      --                   --              575,412
      Accrued interest contributed to equity                             --                   --              324,879
      Increase (Decrease) in
        Accounts payable                                             (1,725)               1,725                   --
        Other accrued liabilities                                   (17,754)              12,754                   --
        Accrued interest payable                                    159,953              164,933                    7
                                                               ------------         ------------         ------------
         NET CASH USED IN OPERATING ACTIVITIES                     (227,491)             (82,810)         (29,557,319)
                                                               ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (24,333)                  --             (303,746)
   Proceeds from sale of property and equipment                          --                   --              175,000
   Cash paid for investment in MicroIslet                                --                   --           (1,600,000)
   Proceeds from sale of MicroIslet stock                                --                   --            2,070,726
   Cash paid for investment in Diabecore                                 --                   --             (987,468)
   Proceeds from sale of Diabecore stock                             14,887               42,355               57,242
   Net activity on notes receivable from related parties                 --                   --             (138,538)
                                                               ------------         ------------         ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (9,446)              42,355             (726,784)
                                                               ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
    Former majority shareholder and others                           21,200               72,000              396,200
    Current majority shareholder                                     20,000                   --               20,000
    Convertible notes                                                95,000                   --               95,000
   Cash paid on notes payable                                       (12,500)             (30,000)             (42,500)
   Cash received from sale of common stock                          125,000                   --           11,096,834
   Cash received on Regulation S sale of common stock                    --                   --              288,751
   Cash received on sale of common stock to BICO                         --                   --            4,200,000
   Cash received on warrant exercises                                    --                   --              118,066
   Net activity on cash advanced to/received from BICO                   --                   --           14,160,060
   Cash paid to acquire treasury stock                                   (1)                  --              (35,001)
   Cash contributed as capital to support operations                 11,677                   --               11,677
                                                               ------------         ------------         ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  260,376               42,000           30,309,086
                                                               ------------         ------------         ------------

INCREASE (DECREASE) IN CASH                                          23,439                1,545               24,984
Cash at beginning of period                                           1,545                   --                   --
                                                               ------------         ------------         ------------
CASH AT END OF PERIOD                                          $     24,984         $      1,545         $     24,984
                                                               ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
                      Statements of Cash Flows - Continued
                   Years ended September 30, 2006 and 2005 and
     Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                 Period from
                                                                                                 July 5, 1989
                                                                                              (date of inception)
                                                              Year ended        Year ended         through
                                                             September 30,     September 30,     September 30,
                                                                 2006              2005              2006
                                                              ----------        ----------        -----------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                  $       --        $       --        $    11,725
                                                              ==========        ==========        ===========
  Income taxes paid for the year                              $       --        $       --        $        --
                                                              ==========        ==========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  Issuance of 371,000 shares of common stock
   to satisfy $303,000 note payable                           $       --        $       --        $   303,000
                                                              ==========        ==========        ===========
  Issuance of 3,000,000 shares of common stock
   to BICO in payment of intercompany debt                    $       --        $       --        $10,500,000
                                                              ==========        ==========        ===========


   The accompanying notes are an integral part of these financial statements.

                                 Diasense, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diasense, Inc. (Company) was incorporated on July 5, 1989 in accordance with the Laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of BICO, Inc. (BICO) (formerly Biocontrol Technology, Inc.).

The Company was approximately 52% owned by BICO until July 23, 2004 when BICO sold its entire ownership interest to Dominion Assets, LLC (Dominion). On August 29, 2006, the Company entered into a Voluntary Surrender Agreement with Dominion whereby all of the Company's assets, which had previously been pledged as collateral to secure loan agreements by and between the Company and Dominion and under which the Company was then in default, were repossessed. Dominion was, at that time, the majority shareholder of the Company. Keith R. Keeling owns a majority interest in Dominion and was also a former member of the Company's Board of Directors and the Company's former Chief Executive Officer (CEO) of the Company through his resignation from both positions on August 4, 2006.

Thorough the date of the Voluntary Surrender Agreement, the Company's business efforts were focused on developing a noninvasive glucose sensor (Sensor). The Sensor was proposed to use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company has never fully implemented any business plan(s) and, accordingly, is considered to be in the development stage.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and originally had a year-end of December 31. During 1992, the Company's Board of Directors elected to change the Company's year-end from December 31 to September
30. All accompanying financial information presented for periods subsequent to December 31, 1992 reflect the effect of this action.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

NOTE C - GOING CONCERN UNCERTAINTY

Diasense, Inc. (Company) was incorporated on July 5, 1989 in accordance with the Laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO, Inc. (BICO). On August 29, 2006, the Company entered into a Voluntary Surrender Agreement (Voluntary Surrender Agreement) with Dominion Assets, LLC (Dominion) whereby all of the Company's assets, which had previously been pledged as collateral to secure loan agreements under which the Company was then in default, were repossessed. Dominion was, at that time, the majority shareholder of the Company. Through the date of the Voluntary Surrender Agreement, the Company's business efforts were focused on developing a noninvasive glucose sensor (Sensor). The Sensor was proposed to use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Property and Equipment

     Property and equipment were recorded at historical cost. These costs were depreciated over the estimated useful lives of the individual assets using the straight-line method, generally seven to thirty-nine years.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At September 30, 2006, management determined that no such impairments were necessary.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income Taxes - continued

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At September 30, 2006, and subsequent thereto, the Company had no outstanding common stock equivalents. All issued and outstanding warrants as of December 31, 2005 were considered anti-dilutive due to the Company's net operating loss position.

5. Treasury Stock

     The Company accounts for treasury stock acquisitions and sales pursuant to the tenets of Accounting Principles Board Opinion 6, whereby treasury stock acquisitions are first charged against par value and any excess purchase price is first charged to additional paid-in capital and then to retained earnings. Any subsequent sale of treasury stock is first credited to par value and any excess is credited to additional paid-in capital.

6. Research and development costs

     Research and development expenses were charged to operations as incurred. Patents, Licenses and Marketing Agreements acquired from BICO were also charged to operations as acquired.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                  Period from
                                                                                 July 5, 1989
                                                                              (date of inception)
                                         Year ended           Year ended            through
                                        September 30,        September 30,        September 30,
                                            2006                 2005                 2006
                                        ------------         ------------         ------------
Net Loss                                $   (369,413)        $   (206,580)        $(48,072,707)

Comprehensive Income items: None                  --                   --                   --
                                        ------------         ------------         ------------

Comprehensive Loss                      $   (369,413)        $   (206,580)        $(48,072,707)
                                        ============         ============         ============

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended September 30, 2006 and 2005 and for the period from July 5, 1989 (date of inception) through September 30, 2006, are as follows:

                                                                 Period from
                                                                July 5, 1989
                                                             (date of inception)
                         Year ended          Year ended           through
                        September 30,       September 30,       September 30,
                            2006                2005                2006
                          -------             -------             -------
Federal:
  Current                 $    --             $    --             $    --
  Deferred                     --                  --                  --
                          -------             -------             -------
                               --                  --                  --
                          -------             -------             -------
State:
  Current                      --                  --                  --
  Deferred                     --                  --                  --
                          -------             -------             -------
                               --                  --                  --
                          -------             -------             -------

  Total                   $    --             $    --             $    --
                          =======             =======             =======

Concurrent with a September 2006 change in control, the Company has a nominal net operating loss carryforward for future periods. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                (Remainder of this page left blank intentionally)

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the years ended September 30, 2006 and 2005 and for the period from July 5, 1989 (date of inception) through September 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                              Period from
                                                                                             July 5, 1989
                                                                                          (date of inception)
                                                          Year ended        Year ended          through
                                                         September 30,     September 30,      September 30,
                                                             2006              2005               2006
                                                         ------------      ------------       ------------
Statutory rate applied to income before income taxes     $   (125,600)     $    (70,000)      $(16,345,000)
Increase (decrease) in income taxes resulting from:
 State income taxes                                                --                --                 --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward          125,600            70,000         16,345,000
                                                         ------------      ------------       ------------

     Income tax expense                                  $         --      $         --       $         --
                                                         ============      ============       ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of September 30, 2006 and 2005, respectively, after taking the September 2006 change in control into consideration:

                                              September 30,      September 30,
                                                  2006               2005
                                                -------            -------
Deferred tax assets
  Net operating loss carryforwards              $    --            $    --
  Less valuation allowance                           --                 --
                                                -------            -------

  Net Deferred Tax Asset                        $    --            $    --
                                                =======            =======

NOTE H - COMMON STOCK TRANSACTIONS

On September 18, 2006, the Company entered into a unit purchase agreement (Unit Purchase Agreement) to sell 1,000 Units to Glenn A. Little (Little) for $125,000 cash. Each Unit consisted of 11,100 shares of common stock and 500 common stock purchase warrants or an aggregate of 11,100,000 shares of common stock and 500,000 common stock purchase warrants. There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares and warrants were exempt from registration under
Section 4(2) of the Securities Act of 1933 as amended.

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share. The Company assigned a value of $5,000 to these warrants from the $125,000 aggregate purchase price, which is equivalent to the par value of the underlying common stock supporting the warrants.

On September 18, 2006, connected with yet separate from the aforementioned Unit Purchase Agreement, the Company entered into a Share Purchase Agreement with Dominion, the Company's then-majority shareholder, whereby the Company purchased from Dominion 11,975,000 shares of common stock of the Company for a purchase price of $1.00. The shares were cancelled upon receipt by the Company and returned to unissued status.

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE I - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of September 30, 2006, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

                                            Number of       Weighted
                                             Warrant        Average
                                              Shares         Price
                                              ------         -----

Balance at October 1, 2004                  2,643,000
  Issued                                      200,000
  Exercised                                        --            --
  Expired                                  (2,143,000)           --
                                           ----------

Balance at September 30, 2005                 700,000
  Issued                                      500,000         $0.10
  Exercised                                        --            --
  Expired                                    (700,000)
                                           ----------

Balance at September 30, 2006                 500,000         $0.10
                                           ==========

NOTE J - ASSET SURRENDER

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement (Voluntary Surrender Agreement) with Dominion Assets, LLC (Dominion) whereby all of the Company's assets, pledged as collateral to secure loan agreements under which the Company is in default, were repossessed.

At the time of the repossession, Dominion was the majority shareholder of the Company. Keith R. Keeling owns a majority 75% interest in Dominion, was a former member the Company's Board of Directors and the former CEO of the Company until resigning from both such positions with the Company on August 4, 2006.

The foreclosed and surrendered assets included the Company's intellectual property related to it non invasive glucose monitor and equipment and equipment acquired during Fiscal 2006.

In consideration of its surrender of all of its assets to Dominion, the Company received releases from approximately $2,415,263 of its debt obligations which had been secured by such assets under certain agreements, as described immediately below. The Company's assets had been pledged as collateral to secure
(I) that certain Demand Note in a principal amount of $1,954,936, dated July 23, 2004, issued by the Company to BICO and assigned by BICO to Dominion, as amended, effective September 28, 2004, which accrued interest at a rate of 8% per annum (Demand Note), (ii) the additional loans totaling $50,700 in principal amount and accruing interest at a rate of 8% per annum which had been extended by Dominion to the Company under that certain Note and Security Agreement, dated October 29, 2004, by and between the Company and Dominion, as amended (Note and Security Agreement) and (iii) six secured convertible notes (Convertible Notes) in an aggregate principal amount of $95,000, accruing interest at a rate of 6% per annum, that the Company issued to various creditors on various dates from November 15, 2005 through July 1, 2006. The sum of the principal and interest due under the Demand Note, the Note and Security Agreement and the Convertible Notes as of August 15, 2006 was approximately $2,415,263. The Company was in default under the Demand Note and under the Note and Security Agreement and had no ability to repay the loans underlying such obligations. As a result of Dominion's demand for payment under the Demand Note and under the Note and Security Agreement and in order to avoid legal action by Dominion to repossess the assets, which would have likely resulted in continuing financial obligations to Dominion, the Company entered into the Voluntary Surrender Agreement to convey the Company's assets to Dominion in exchange for Dominion's agreeing to
(I) release the Company of its obligations under the Demand Note and under the Note and Security Agreement, and (ii) assume the Company's obligation to repay the Convertible Notes.

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE J - ASSET SURRENDER - CONTINUED

At the date of repossession, the Company's equipment had a net book value of approximately $$22,885 and the Company's intellectual property had no book value. Due to the uncertainty of whether a marketable product could have ever been developed from the Company's intellectual property without a significant additional investment by the Company, if ever, the immediate sale of such intellectual property would have been difficult or impossible, and, therefore, at the time of its repossession, it had little or no market value.

The Company recognized contributed capital of approximately $2,595,000 as a result of this net debt forgiveness from a related party.

NOTE K - COMMITMENTS AND CONTINGENCIES

INDEPENDENT CONSULTANT AGREEMENTS

On August 31, 2006, the Company and Michael Pitsakis (Pitsakis) mutually agreed to terminate the Independent Consultant Agreement, dated May 19, 2005, as amended November 11, 2005, by and between the Company and Pitsakis (the "Pitsakis Consulting Agreement"). In connection with its entry into the Pitsakis Consulting Agreement, the Company had issued a warrant certificate to Pitsakis, granting Pitsakis warrants to purchase 4,000,000 shares of the Company's common stock. As of the termination of the Pitsakis Consulting Agreement, only 100,000 of such warrants had vested. Pitsakis has agreed to waive his right to exercise the vested warrants. In consideration for such waiver of exercise rights, the Company waived any restrictions imposed upon Pitsakis under the Pitsakis Consulting Agreement preventing Pitsakis from being engaged in a competitive capacity with any entity engaged in the research and development of technology similar to the Company's technology. The Company and Pitsakis terminated the Pitsakis Consulting Agreement due to the fact that the Company is no longer developing its technology.

On August 31, 2006, the Company and Jeremy Grata (Grata) mutually terminated an Independent Consultant Agreement, dated May 19, 2005, as amended November 11, 2005, by and between the Company and Grata (Grata Consulting Agreement). In connection with its entry into the Grata Consulting Agreement, the Company had issued a warrant certificate to Grata, granting Grata warrants to purchase 4,000,000 shares of the Company's common stock. As of the termination of the Grata Consulting Agreement, only 100,000 of such warrants had vested. Grata has agreed to waive his right to exercise the vested warrants. In consideration for such waiver of exercise rights, the Company waived any restrictions imposed upon Grata under the Grata Consulting Agreement preventing Grata from being engaged in a competitive capacity with any entity engaged in the research and development of technology similar to the Company's technology. The Company and Grata terminated the Grata Consulting Agreement due to the fact that the Company is no longer developing its technology.

On August 31, 2006, the Company and Stuart Fine, MD (Fine) mutually terminated an Independent Consultant Agreement, dated November 14, 2005, by and between the Company and Fine (Fine Consulting Agreement). In connection with its entry into the Fine Consulting Agreement, the Company had issued a warrant certificate to Fine, granting Fine warrants to purchase 150,000 shares of the Company's common stock. As of the termination of the Fine Consulting Agreement, only 35,000 of such warrants had vested. Fine has agreed to waive his right to exercise the vested warrants. In consideration for such waiver of exercise rights, the Company waived any restrictions imposed upon Fine under the Fine Consulting Agreement preventing Fine from being engaged in a competitive capacity with any entity engaged in the research and development of technology similar to the Company's technology. The Company and Fine terminated the Fine Consulting
Agreement due to the fact that the Company is no longer developing its technology.

                (Remainder of this page left blank intentionally)

                                 Diasense, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           September 30, 2006 and 2005

NOTE L - SUBSEQUENT EVENT

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company.

The contemplated actions include:

     1. To reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and

     2. To change the Company's state of incorporation from Pennsylvania to Nevada.

In conjunction with the proposed Reverse Stock split, no stockholder shall have less than one round lot of 100 shares after the reverse split calculation and all fractional shares will be rounded to the next higher whole share:

       Shares prior to            Shares after
        reverse split            reverse split
        -------------            -------------
                50                    100
               100                    100
             1,000                    100
            10,000                    100
           100,000                    100
         1,000,000                    100
        10,000,000                    100
        10,000,001                    101

Only stockholders of record as of the date of the Reverse Split shall be afforded this special treatment. The expected date of the Reverse Split is January 10, 2007. The possibility exists that the reduction in the number of outstanding shares will adversely affect the market for our Common Stock by reducing the relative level of liquidity. Consequently, there can be no assurance that the reverse split will result in a proportionate increase in the value of the shares.

Following the reverse split, we will have issued and outstanding approximately 75,900 shares of common stock, which includes the treatment to preserve round lots. Management estimates that there will be 741 stockholders.