Form 10QSB
period 2006-12-31
DIASENSE INC/PA
filed 2007-01-18
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

                        Commission File Number: 33-56574


                                 Diasense, Inc.
        (Exact name of small business issuer as specified in its charter)

     Pennsylvania                                              25-1605848
(State of incorporation)                                (IRS Employer ID Number)

                     211 West Wall Street, Midland, TX 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 16, 2007: 22,105,051

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 DIASENSE, INC.

               Form 10-QSB for the Quarter ended December 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           15

  Item 3 Controls and Procedures                                             17

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   17

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         17

  Item 3 Defaults Upon Senior Securities                                     17

  Item 4 Submission of Matters to a Vote of Security Holders                 17

  Item 5 Other Information                                                   17

  Item 6 Exhibits                                                            17

SIGNATURES                                                                   18

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                                 DIASENSE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                December 31, 2006

                                                                   December 31,
                                                                       2006
                                                                   ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                        $     12,071
                                                                   ------------

      TOTAL CURRENT ASSETS                                               12,071
                                                                   ------------

TOTAL ASSETS                                                       $     12,071
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                        $         --
   Accrued interest payable to current majority stockholder                 319
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                             319
                                                                   ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                          20,000
                                                                   ------------

      TOTAL LIABILITIES                                                  20,319
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding - Common stock - $0.01 par value
     40,000,000 shares authorized
     22,105,051 shares issued and outstanding                           221,051
   Additional paid-in capital                                        47,851,633
   Common stock warrants                                                  5,000
   Deficit accumulated during the development stage                 (48,085,932)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (8,248)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     12,071
                                                                   ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                  Three months ended December 31, 2006 and 2005
   and Period from July 5, 1989 (date of inception) through December 31, 2006

                                                                                                   Period from
                                                                                                  July 5, 1989
                                                     Three months           Three months       (date of inception)
                                                        ended                  ended                 through
                                                     December 31,           December 31,           December 31,
                                                         2006                   2005                   2006
                                                     ------------           ------------           ------------
REVENUES                                             $         --           $         --           $         --
                                                     ------------           ------------           ------------
OPERATING EXPENSES
   General and administrative expenses                     13,037                 50,101             17,076,649
   Depreciation expense                                        --                     --                 91,495
   Research and development expense                            --                     --             10,556,405
   Technology and patent rights acquired                       --                     --              2,650,000
   Expense related to warrant extensions                       --                     --             17,890,676
   Amortization of goodwill                                    --                     --                535,057
                                                     ------------           ------------           ------------
      TOTAL OPERATING EXPENSES                             13,037                 50,101             48,800,282
                                                     ------------           ------------           ------------

LOSS FROM OPERATIONS                                      (13,037)               (50,101)           (48,800,282)

OTHER INCOME (EXPENSE)
   Interest expense                                          (312)               (44,265)              (336,924)
   Other income                                               124                     --              1,043,121
   Other expense                                               --                     --                (67,405)
   Equity in loss from unconsolidated subsidiaries             --                     --               (575,412)
   Impairment loss                                             --                     --               (690,124)
   Gain from sale of Diabecore stock                           --                     --                 57,242
   Gain from sale fo MicroIslet stock                          --                     --              1,283,852
                                                     ------------           ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                           (188)               (44,265)               714,350
                                                     ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (13,225)               (94,366)           (48,085,932)

PROVISION FOR INCOME TAXES                                     --                     --                     --
                                                     ------------           ------------           ------------

NET LOSS                                             $    (13,225)          $    (94,366)          $(48,085,932)
                                                     ============           ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                      nil                    nil
                                                     ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                 22,105,051             22,980,051
                                                     ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2006 and 2005
   and Period from July 5, 1989 (date of inception) through December 31, 2006

                                                                                                       Period from
                                                                                                       July 5, 1989
                                                                Three months       Three months    (date of inception)
                                                                   ended              ended              through
                                                                December 31,       December 31,        December 31,
                                                                    2006               2005                2006
                                                                ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                             $    (13,225)      $    (94,366)       $(48,085,931)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
     Depreciation and amortization                                        --                 --             626,552
     Gain on sale of Diabecore stock                                      --                 --             (57,242)
     Warrants issued for services                                         --              3,861             515,515
     Expense related to warrant extensions                                --                 --          17,890,676
     Common stock issued for services                                     --                 --             138,950
     Common stock issued for License and Marketing agreement              --                 --              80,000
     Impairment loss                                                      --                 --             704,491
     Inventory deposit - BICO                                             --                 --          (1,000,000)
     Gain on MicroIslet stock                                             --                 --          (1,283,852)
     Equity in loss of unconsolidated subsidiaries                        --                 --             575,412
     Accrued interest contributed to equity                               --                 --             324,879
     Increase (Decrease) in
       Accounts payable                                                   --             (5,966)                 --
       Other accrued liabilities                                          --                 --                  --
       Accrued interest payable                                          312             44,265                 319
                                                                ------------       ------------        ------------
          NET CASH USED IN OPERATING ACTIVITIES                      (12,913)           (52,206)        (29,570,231)
                                                                ------------       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     --                 --            (303,746)
   Proceeds from sale of property and equipment                           --                 --             175,000
   Cash paid for investment in MicroIslet                                 --                 --          (1,600,000)
   Proceeds from sale of MicroIslet stock                                 --                 --           2,070,726
   Cash paid for investment in Diabecore                                  --                 --            (987,468)
   Proceeds from sale of Diabecore stock                                  --             14,887              57,242
   Net activity on notes receivable from related parties                  --                 --            (138,538)
                                                                ------------       ------------        ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --             14,887            (726,784)
                                                                ------------       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
    Former majority shareholder and others                                --                 --             396,200
       Current majority shareholder                                       --                 --              20,000
       Convertible notes                                                  --             50,000              95,000
   Cash paid on notes payable                                             --            (12,000)            (42,500)
   Cash received from sale of common stock                                --                 --          11,096,834
   Cash received on Regulation S sale of common stock                     --                 --             288,751
   Cash received on sale of common stock to BICO                          --                 --           4,200,000
   Cash received on warrant exercises                                     --                 --             118,066
   Net activity on cash advanced to/received from BICO                    --                 --          14,160,060
   Cash paid to acquire treasury stock                                    --                 --             (35,001)
   Cash contributed as capital to support operations                      --                 --              11,677
                                                                ------------       ------------        ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       --             38,000          30,309,086
                                                                ------------       ------------        ------------

INCREASE (DECREASE) IN CASH                                          (12,913)               681              12,071
Cash at beginning of period                                           24,984              1,545                  --
                                                                ------------       ------------        ------------
CASH AT END OF PERIOD                                           $     12,071       $      2,226        $     12,071
                                                                ============       ============        ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                  Three months ended December 31, 2006 and 2005
   and Period from July 5, 1989 (date of inception) through December 31, 2006

                                                                                                       Period from
                                                                                                       July 5, 1989
                                                                Three months       Three months    (date of inception)
                                                                   ended              ended              through
                                                                December 31,       December 31,        December 31,
                                                                    2006               2005                2006
                                                                ------------       ------------        ------------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                    $        --        $        --         $    11,725
                                                                 ===========        ===========         ===========
   Income taxes paid for the year                                $        --        $        --         $        --
                                                                 ===========        ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Issuance of 371,000 shares of common stock
    to satisfy $303,000 note payable                             $        --        $        --         $   303,000
                                                                 ===========        ===========         ===========
   Issuance of 3,000,000 shares of common stock
    to BICO in payment of intercompany debt                      $        --        $        --         $10,500,000
                                                                 ===========        ===========         ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended September 30, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2007.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Property and Equipment

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At December 31, 2006, management determined that no such impairments were necessary.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2006, and subsequent thereto, the Company had no outstanding common stock equivalents. All issued and outstanding warrants as of December 31, 2005 were considered anti-dilutive due to the Company's net operating loss position.

5. Treasury Stock

     The Company records treasury stock transactions using the par value method.

6. Research and development costs

     Research and development expenses were charged to operations as incurred. Patents, Licenses and Marketing Agreements acquired from BICO were also charged to operations as acquired.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                       Period from
                                                                                       July 5, 1989
                                          Three months           Three months       (date of inception)
                                             ended                  ended                 through
                                          December 31,           December 31,           December 31,,
                                              2006                   2005                   2006
                                          ------------           ------------           ------------
Net Loss                                  $    (13,225)          $    (94,366)          $(48,085,932)
                                          ============           ============           ============

Comprehensive Income items: None                    --                     --                     --
                                          ------------           ------------           ------------

Comprehensive Loss                        $    (13,225)          $    (94,366)          $(48,085,932)
                                          ============           ============           ============

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2006 and 2005 and for the period from July 5, 1989 (date of inception) through December 31, 2006, are as follows:

                                                                Period from
                                                               July 5, 1989
                       Three months         Three months     (date of inception)
                           ended               ended              through
                        December 31,        December 31,        December 31,
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
                         =======             =======             =======

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE G - INCOME TAXES - CONTINUED

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

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2006 and 2005 and for the period from July 5, 1989 (date of inception) through December 31, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                             Period from
                                                                                             July 5, 1989
                                                       Three months      Three months    (date of inception)
                                                          ended             ended              through
                                                       December 31,      December 31,        December 31,
                                                           2006              2005                2006
                                                       ------------      ------------        ------------
Statutory rate applied to income before income taxes   $     (4,500)     $    (32,000)       $(16,349,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                             --                --                  --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward         4,500            32,000          16,349,500
                                                       ------------      ------------        ------------

      Income tax expense                               $         --      $         --        $         --
                                                       ============      ============        ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of December 31, 2006 and 2005, respectively, after taking the September 2006 change in control into consideration:

                                                December 31,        December 31,
                                                    2006                2005
                                                  -------             -------
Deferred tax assets
  Net operating loss carryforwards                $ 4,500             $    --
  Less valuation allowance                         (4,500)                 --
                                                  -------             -------

  Net Deferred Tax Asset                          $    --             $    --
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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE H - COMMON STOCK TRANSACTIONS - CONTINUED

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

NOTE I - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of December 31, 2006, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

                                             Number of          Weighted
                                              Warrant           Average
                                              Shares             Price
                                              ------             -----
     Balance at October 1, 2004              2,643,000
       Issued                                  200,000
       Exercised                                    --
       Expired                              (2,143,000)
                                            ----------

     Balance at September 30, 2005             700,000
       Issued                                  500,000           $0.10
       Exercised                                    --
       Expired                                (700,000)
                                            ----------

     Balance at September 30, 2006             500,000
       Issued                                       --
       Exercised                                    --
       Expired                                      --
                                            ----------

     Balance at December 31, 2006              500,000           $0.10
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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE J - ASSET SURRENDER - CONTINUED

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

INDEPENDENT CONSULTANT AGREEMENTS - continued

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

The contemplated actions include:

     1. Toreverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and
     2. To change the Company's state of incorporation from Pennsylvania to Nevada.

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

Only stockholders of record as of the date of the Reverse Split shall be afforded this special treatment. The expected date of the Reverse Split was originally anticipated to be complete by January 10, 2007. Management now estimates that these actions will be complete and effective by January 31, 2007. The possibility exists that the reduction in the number of outstanding shares will adversely affect the market for our Common Stock by reducing the relative level of liquidity. Consequently, there can be no assurance that the reverse split will result in a proportionate increase in the value of the shares.

Following the reverse split, we will have issued and outstanding approximately 75,900 shares of common stock, which includes the treatment to preserve round lots. Management estimates that there will be 741 stockholders.


                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended December 31, 2006 and 2005, respectively.

General and administrative expenses for each of the respective three month periods ended December 31, 2006 and 2005 were nominal, principally office overhead (2005) and professional fees (2006 and 2005) incurred with the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended December 31, 2006 and 2005 were $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006, the Company had working capital of approximately $11,750.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U. S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended December 31, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        DIASENSE, INC.


Dated: January 16, 2007                 By: /s/ Glenn A. Little
       ----------------                    -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director