Form 10QSB
period 2007-03-31
DIASENSE INC/PA
filed 2007-05-11
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

                        Commission File Number: 33-56574


                                 Diasense, Inc.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                25-1605848
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2007: 22,105,051

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 DIASENSE, INC.

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           15

  Item 3 Controls and Procedures                                             17

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   17

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         17

  Item 3 Defaults Upon Senior Securities                                     17

  Item 4 Submission of Matters to a Vote of Security Holders                 17

  Item 5 Other Information                                                   18

  Item 6 Exhibits                                                            18

SIGNATURES                                                                   18

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                                 DIASENSE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                 March 31, 2007

                                                                               March 31,
                                                                                 2007
                                                                             ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                  $      1,826
                                                                             ------------

      TOTAL CURRENT ASSETS                                                          1,826
                                                                             ------------

TOTAL ASSETS                                                                 $      1,826
                                                                             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
    Accounts payable - trade                                                 $         --
    Accrued interest payable to current majority stockholder                          625
                                                                             ------------

      TOTAL CURRENT LIABILITIES                                                       625
                                                                             ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                                    20,000
                                                                             ------------

      TOTAL LIABILITIES                                                            20,625
                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding - Common stock - $0.001 par value
     100,000,000 shares authorized
     22,105,051 shares issued and outstanding                                      22,105
   Additional paid-in capital                                                  48,050,579
   Common stock warrants                                                            5,000
   Deficit accumulated during the development stage                           (48,096,483)
                                                                             ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (18,799)
                                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      1,826
                                                                             ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
             Six and Three months ended March 31, 2007 and 2006 and
       Period from July 5, 1989 (date of inception) through March 31, 2007

                                                                                                           Period from
                                                                                                           July 5, 1989
                                      Six months       Six months      Three months     Three months    (date of inception)
                                        ended            ended            ended            ended              through
                                       March 31,        March 31,        March 31,        March 31,          March 31,
                                         2007             2006             2007             2006               2007
                                      -----------      -----------      -----------      -----------        ------------
REVENUES                              $        --      $        --      $        --      $        --        $         --
                                      -----------      -----------      -----------      -----------        ------------

OPERATING EXPENSES
  General and
   administrative expenses                 23,340          185,091           10,303          134,990          17,086,952
  Depreciation expense                         --               --               --               --              91,495
  Research and
   development expense                         --               --               --               --          10,556,405
  Technology and patent
   rights acquired                             --               --               --               --           2,650,000
  Expense related to
   warrant extensions                          --               --               --               --          17,890,676
  Amortization of goodwill                     --               --               --               --             535,057
                                      -----------      -----------      -----------      -----------        ------------
      TOTAL OPERATING EXPENSES             23,340          185,091           10,303          134,990          48,810,585
                                      -----------      -----------      -----------      -----------        ------------

LOSS FROM OPERATIONS                      (23,340)        (185,091)         (10,303)        (134,990)        (48,810,585)

OTHER INCOME (EXPENSE)
  Interest expense                           (618)         (89,118)            (306)         (44,853)           (337,230)
  Other income                                182               --               58               --           1,043,179
  Other expense                                --               --               --               --             (67,405)
  Equity in loss from
   unconsolidated subsidiaries                 --               --               --               --            (575,412)
  Impairment loss                              --               --               --               --            (690,124)
  Gain from sale of
    Diabecore stock                            --               --               --               --              57,242
    MicroIslet stock                           --               --               --               --           1,283,852
                                      -----------      -----------      -----------      -----------        ------------
      TOTAL OTHER INCOME (EXPENSE)           (436)         (89,118)            (248)         (44,853)            714,102
                                      -----------      -----------      -----------      -----------        ------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                         (23,776)        (274,209)         (10,551)        (179,843)        (48,096,483)

PROVISION FOR INCOME TAXES                     --               --               --               --                  --
                                      -----------      -----------      -----------      -----------        ------------

NET LOSS                              $   (23,776)     $  (274,209)     $   (10,551)     $  (179,843)       $(48,096,483)
                                      ===========      ===========      ===========      ===========        ============
Earnings per share of
 common stock outstanding
 computed on net loss -
 basic and fully diluted                      nil      $     (0.01)             nil      $     (0.01)
                                      ===========      ===========      ===========      ===========
Weighted-average number
 of shares outstanding -
 basic and fully diluted               22,105,051       22,980,051       22,105,051       22,980,051
                                      ===========      ===========      ===========      ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Six months ended March 31, 2007 and 2006 and
       Period from July 5, 1989 (date of inception) through March 31, 2007

                                                                                                     Period from
                                                                                                     July 5, 1989
                                                                  Six months       Six months    (date of inception)
                                                                    ended            ended            through
                                                                   March 31,        March 31,         March 31,
                                                                     2007             2006              2007
                                                                  ----------       ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                               $  (23,776)      $ (274,209)       $(48,096,483)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                       --               --             626,552
      Gain on sale of Diabecore stock                                     --               --             (57,242)
      Warrants issued for services                                        --            3,861             515,515
      Expense related to warrant extensions                               --               --          17,890,676
      Common stock issued for services                                    --               --             138,950
      Common stock issued for License and Marketing agreement             --               --              80,000
      Impairment loss                                                     --               --             704,491
      Inventory deposit - BICO                                            --               --          (1,000,000)
      Gain on MicroIslet stock                                            --               --          (1,283,852)
      Equity in loss of unconsolidated subsidiaries                       --               --             575,412
      Accrued interest contributed to equity                              --               --             324,879
      Increase (Decrease) in
        Accounts payable                                                  --           66,297                  --
        Other accrued liabilities                                         --           50,000                  --
        Accrued interest payable                                         618           89,118                 625
                                                                  ----------       ----------        ------------
          NET CASH USED IN OPERATING ACTIVITIES                      (23,158)         (64,933)        (29,580,477)
                                                                  ----------       ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     --          (24,334)           (303,746)
   Proceeds from sale of property and equipment                           --               --             175,000
   Cash paid for investment in MicroIslet                                 --               --          (1,600,000)
   Proceeds from sale of MicroIslet stock                                 --               --           2,070,726
   Cash paid for investment in Diabecore                                  --               --            (987,468)
   Proceeds from sale of Diabecore stock                                  --           14,887              57,242
   Net activity on notes receivable from related parties                  --               --            (138,538)
                                                                  ----------       ----------        ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --           (9,447)           (726,784)
                                                                  ----------       ----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
    Former majority shareholder and others                                --            8,000             396,200
    Current majority shareholder                                          --               --              20,000
    Convertible notes                                                     --           65,000              95,000
   Cash paid on notes payable                                             --               --             (42,500)
   Cash received from sale of common stock                                --               --          11,096,834
   Cash received on Regulation S sale of common stock                     --               --             288,751
   Cash received on sale of common stock to BICO                          --               --           4,200,000
   Cash received on warrant exercises                                     --               --             118,066
   Net activity on cash advanced to/received from BICO                    --               --          14,160,060
   Cash paid to acquire treasury stock                                    --               --             (35,000)
   Cash contributed as capital to support operations                      --               --              11,677
                                                                  ----------       ----------        ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       --           73,000          30,309,087
                                                                  ----------       ----------        ------------

INCREASE (DECREASE) IN CASH                                          (23,158)          (1,380)              1,826
Cash at beginning of period                                           24,984            1,545                  --
                                                                  ----------       ----------        ------------
CASH AT END OF PERIOD                                             $    1,826       $      165        $      1,826
                                                                  ==========       ==========        ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                  Six months ended March 31, 2007 and 2006 and
       Period from July 5, 1989 (date of inception) through March 31, 2007


                                                                                                     Period from
                                                                                                     July 5, 1989
                                                                 Six months        Six months    (date of inception)
                                                                   ended             ended            through
                                                                  March 31,         March 31,         March 31,
                                                                    2007              2006              2007
                                                                 ----------        ----------        -----------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                    $       --        $       --        $    11,725
                                                                 ==========        ==========        ===========

   Income taxes paid for the year                                $       --        $       --        $        --
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

                                 DIASENSE, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diasense, Inc. (Company) was incorporated on July 5, 1989 in accordance with the Laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of BICO, Inc. (BICO) (formerly Biocontrol Technology, Inc.).

On January 22, 2007, the Company filed Articles of Merger and Plan of Merger with the Commonwealth of Pennsylvania and the State of Nevada to change the Company's domicile from Pennsylvania to Nevada by means of a merger with and into a Nevada corporation formed on November 3, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company's corporate name of Diasense, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock. Although the merger documents were filed in both Pennsylvania and Nevada on January 22, 2007, the Commonwealth of Pennsylvania required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until March 22,, 2007 which formally completed the domicile relocation to Nevada. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At March 31, 2007, management determined that no such impairments were necessary.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2007, and subsequent thereto, the Company had no outstanding common stock equivalents. All issued and outstanding warrants as of March 31, 2006 were considered anti-dilutive due to the Company's net operating loss position.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                                 Period from
                                                                                                 July 5, 1989
                             Six months       Six months      Three months     Three months   (date of inception)
                               ended            ended            ended            ended             through
                              March 31,        March 31,        March 31,        March 31,         March 31,
                                2007             2006             2007             2006              2007
                             -----------      -----------      -----------      -----------       ------------

NET LOSS                     $  (23,776)      $ (274,209)      $  (10,551)      $ (179,843)       $(48,096,483)
                             ==========       ==========       ==========       ==========        ============
Comprehensive
 Income items: None                  --               --               --               --                  --
                             ----------       ----------       ----------       ----------        ------------

Comprehensive Loss           $  (23,776)      $ (274,209)      $  (10,551)      $ (179,843)       $(48,096,483)
                             ==========       ==========       ==========       ==========        ============


                (Remainder of this page left blank intentionally)

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through March 31, 2007, are as follows:

                                                                Period from
                                                               July 5, 1989
                        Six months          Six months      (date of inception)
                          ended               ended              through
                         March 31,           March 31,           March 31,
                           2007                2006                2007
                         -------             -------             -------
Federal:
  Current                $    --             $    --             $    --
  Deferred                    --                  --                  --
                         -------             -------             -------
                              --                  --                  --
                         -------             -------             -------
State:
  Current                     --                  --                  --
  Deferred                    --                  --                  --
                         -------             -------             -------
                              --                  --                  --
                         -------             -------             -------

  Total                  $    --             $    --             $    --
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

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through March 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                  July 5, 1989
                                                            Six months         Six months      (date of inception)
                                                               ended              ended              through
                                                             March 31,          March 31,           March 31,
                                                               2007               2006                2007
                                                           ------------       ------------        ------------
Statutory rate applied to income before income taxes       $     (8,100)      $    (93,000)       $(16,353,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                 --                 --                  --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward             8,100             93,000          16,353,000
                                                           ------------       ------------        ------------

      Income tax expense                                   $         --       $         --        $         --
                                                           ============       ============        ============


                (Remainder of this page left blank intentionally)

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of March 31, 2007 and 2006, respectively, after taking the September 2006 change in control into consideration:

                                                     March 31,         March 31,
                                                       2007              2006
                                                     -------           -------
Deferred tax assets
  Net operating loss carryforwards                   $ 8,100           $    --
  Less valuation allowance                            (8,100)               --
                                                     -------           -------

  Net Deferred Tax Asset                             $    --           $    --
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

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company. The actions at this meeting included 1) to reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and 2) to change the Company's state of incorporation from Pennsylvania to Nevada. On January 19, 2006, shareholders holding a majority of the Company's common stock voted to rescind the reverse stock portion of the previous approval.

On March 16, 2007, the Company filed a new Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company. The actions at this meeting include a 12,500 shares for 1 share reverse stock split of the currently issued and outstanding common stock (Reverse Split) of the Company, with fractional shares being paid in cash at a rate of $0.05 for each fractional share.

As of March 31, 2007, and subsequent thereto, this proposed reverse stock split transaction has not closed.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE I - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of March 31, 2007, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

                                            Number of      Weighted
                                             Warrant       Average
                                             Shares         Price
                                             ------         -----

     Balance at September 30, 2005           700,000
       Issued                                500,000        $0.10
       Exercised                                  --
       Expired                              (700,000)
                                            --------

     Balance at September 30, 2006           500,000        $0.10
       Issued                                     --
       Exercised                                  --
       Expired                                    --
                                            --------

     Balance at March 31, 2007               500,000        $0.10
                                            ========

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for each of the respective six month periods ended March 31, 2007 and 2006 were nominal, principally office overhead (2006) and professional fees (2007 and 2006) incurred with the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended March 31, 2007 and 2006 were $0.00 and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007, the Company had working capital of approximately $1,201.

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

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company. The actions at this meeting included 1) to reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and 2) to change the Company's state of incorporation from Pennsylvania to Nevada. On January 19, 2006, shareholders holding a majority of the Company's common stock voted to rescind the reverse stock portion of the previous approval.

On January 22, 2007, the Company filed Articles of Merger and Plan of Merger with the Commonwealth of Pennsylvania and the State of Nevada to change the Company's domicile from Pennsylvania to by means of a merger with and into a Nevada corporation formed on November 3, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company's corporate name of Diasense, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock. Although the merger documents were filed in both Pennsylvania and Nevada on January 22, 2007, the Commonwealth of Pennsylvania required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until March 22,, 2007 which formally completed the domicile relocation to Nevada. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 16, 2007, the Company filed a new Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company. The actions at this meeting include a 12,500 shares for 1 share reverse stock split of the currently issued and outstanding common stock (Reverse Split) of the Company, with fractional shares being paid in cash at a rate of $0.05 for each fractional share. As of March 31, 2007, and subsequent thereto, this proposed reverse stock split transaction has not closed.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIASENSE, INC.


Dated: May 8, 2007                     By: /s/ Glenn A. Little
       -----------                        --------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director