Form 10QSB
period 2007-06-30
DIASENSE INC/PA
filed 2007-07-23
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 22, 2007: 22,105,051

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 DIASENSE, INC.

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           16

  Item 3 Controls and Procedures                                             18

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   18

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         18

  Item 3 Defaults Upon Senior Securities                                     18

  Item 4 Submission of Matters to a Vote of Security Holders                 18

  Item 5 Other Information                                                   19

  Item 6 Exhibits                                                            19

SIGNATURES                                                                   20

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                                 DIASENSE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                  June 30, 2007

                                                                     June 30,
                                                                       2007
                                                                   ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                        $      1,620
                                                                   ------------

      TOTAL CURRENT ASSETS                                                1,620
                                                                   ------------

TOTAL ASSETS                                                       $      1,620
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                        $         --
   Accrued interest payable to current majority stockholder               1,024
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                           1,024
                                                                   ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                          30,000
                                                                   ------------

      TOTAL LIABILITIES                                                  31,024
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding -
   Common stock - $0.001 par value
     100,000,000 shares authorized
     22,105,051 shares issued and outstanding                            22,105
   Additional paid-in capital                                        48,050,579
   Common stock warrants                                                  5,000
   Deficit accumulated during the development stage                 (48,107,088)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (29,404)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      1,620
                                                                   ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
             Nine and Three months ended June 30, 2007 and 2006 and
       Period from July 5, 1989 (date of inception) through June 30, 2007

                                                                                                             Period from
                                                                                                             July 5, 1989
                                     Nine months       Nine months       Three months      Three months   (date of inception)
                                        ended             ended             ended             ended            through
                                       June 30,          June 30,          June 30,          June 30,          June 30,
                                         2007              2006              2007              2006              2007
                                     ------------      ------------      ------------      ------------      ------------
REVENUES                             $         --      $         --      $         --      $         --      $         --
                                     ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
   General and
    administrative expenses                33,581           337,773            10,243           152,682        17,097,195
   Depreciation expense                        --                --                --                --            91,495
   Research and
    development expense                        --                --                --                --        10,556,405
   Technology and patent
    rights acquired                            --                --                --                --         2,650,000
   Expense related to
    warrant extensions                         --                --                --                --        17,890,676
   Amortization of goodwill                    --                --                --                --           535,057
                                     ------------      ------------      ------------      ------------      ------------
     TOTAL OPERATING EXPENSES              33,581           337,773            10,243           152,682        48,820,828
                                     ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                      (33,581)         (337,773)          (10,243)         (152,682)      (48,820,585)

OTHER INCOME (EXPENSE)
   Interest expense                        (1,018)         (135,876)             (399)          (46,758)         (337,629)
   Other income                               218                --                37                --         1,043,216
   Other expense                               --                --                --                --           (67,405)
   Equity in loss from
    unconsolidated subsidiaries                --                --                --                --          (575,412)
   Impairment loss                             --                --                --                --          (690,124)
   Gain from sale of
     Diabecore stock                           --                --                --                --            57,242
     MicroIslet stock                          --                --                --                --         1,283,852
                                     ------------      ------------      ------------      ------------      ------------
       TOTAL OTHER INCOME (EXPENSE)          (800)         (135,876)             (362)          (46,758)          713,740
                                     ------------      ------------      ------------      ------------      ------------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                         (34,381)         (473,649)          (10,605)         (199,440)      (48,107,088)

PROVISION FOR INCOME TAXES                     --                --                --                --                --
                                     ------------      ------------      ------------      ------------      ------------

NET LOSS                             $    (34,381)     $   (473,649)     $    (10,605)     $   (199,440)     $(48,107,088)
                                     ============      ============      ============      ============      ============
Earnings per share of
 common stock outstanding
 computed on net loss -
 basic and fully diluted                      nil      $      (0.02)              nil      $      (0.01)
                                     ============      ============      ============      ============
Weighted-average number
 of shares outstanding -
 basic and fully diluted               22,105,051        22,980,051        22,105,051        22,980,051
                                     ============      ============      ============      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Nine months ended June 30, 2007 and 2006 and
       Period from July 5, 1989 (date of inception) through June 30, 2007

                                                                                                         Period from
                                                                                                         July 5, 1989
                                                                 Nine months        Nine months      (date of inception)
                                                                    ended              ended               through
                                                                   June 30,           June 30,             June 30,
                                                                     2007               2006                 2007
                                                                 ------------       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                              $    (34,381)      $   (473,649)        $(48,107,088)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                        --                869              626,552
      Gain on sale of Diabecore stock                                      --                 --              (57,242)
      Warrants issued for services                                         --              3,861              515,515
      Expense related to warrant extensions                                --                 --           17,890,676
      Common stock issued for services                                     --                 --              138,950
      Common stock issued for License and Marketing agreement              --                 --               80,000
      Impairment loss                                                      --                 --              704,491
      Inventory deposit - BICO                                             --                 --           (1,000,000)
      Gain on MicroIslet stock                                             --                 --           (1,283,852)
      Equity in loss of unconsolidated subsidiaries                        --                 --              575,412
      Accrued interest contributed to equity                               --                 --              324,879
      Increase (Decrease) in
        Accounts payable                                                   --             99,825                   --
        Other accrued liabilities                                          --            147,500                   --
        Accrued interest payable                                        1,017            135,876                1,024
                                                                 ------------       ------------         ------------
          NET CASH USED IN OPERATING ACTIVITIES                       (33,364)           (85,718)         (29,590,683)
                                                                 ------------       ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      --            (24,334)            (303,746)
   Proceeds from sale of property and equipment                            --                 --              175,000
   Cash paid for investment in MicroIslet                                  --                 --           (1,600,000)
   Proceeds from sale of MicroIslet stock                                  --                 --            2,070,726
   Cash paid for investment in Diabecore                                   --                 --             (987,468)
   Proceeds from sale of Diabecore stock                                   --                 --               57,242
   Net activity on notes receivable from related parties                   --                 --             (138,538)
                                                                 ------------       ------------         ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --            (24,334)            (726,784)
                                                                 ------------       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
     Former majority shareholder and others                                --              8,700              396,200
     Current majority shareholder                                      10,000                 --               30,000
     Convertible notes                                                     --             85,000               95,000
   Cash paid on notes payable                                              --                 --              (42,500)
   Cash received from sale of common stock                                 --                 --           11,096,834
   Cash received on Regulation S sale of common stock                      --                 --              288,751
   Cash received on sale of common stock to BICO                           --                 --            4,200,000
   Cash received on warrant exercises                                      --                 --              118,066
   Net activity on cash advanced to/received from BICO                     --                 --           14,160,060
   Cash paid to acquire treasury stock                                     --                 --              (35,000)
   Cash contributed as capital to support operations                       --                 --               11,677
                                                                 ------------       ------------         ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    10,000             93,700           30,319,087
                                                                 ------------       ------------         ------------

INCREASE (DECREASE) IN CASH                                           (23,364)            (1,465)               1,620
Cash at beginning of period                                            24,984              1,545                   --
                                                                 ------------       ------------         ------------
CASH AT END OF PERIOD                                            $      1,620       $         80         $      1,620
                                                                 ============       ============         ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                  Nine months ended June 30, 2007 and 2006 and
       Period from July 5, 1989 (date of inception) through June 30, 2007

                                                                                                                Period from
                                                                                                                July 5, 1989
                                                                        Nine months         Nine months     (date of inception)
                                                                           ended               ended              through
                                                                          June 30,            June 30,            June 30,
                                                                            2007                2006                2007
                                                                        ------------        ------------        ------------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                             $      --          $      --          $    11,725
                                                                          =========          =========          ===========
   Income taxes paid for the year                                         $      --          $      --          $        --
                                                                          =========          =========          ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of 371,000 shares of common stock
    to satisfy $303,000 note payable                                      $      --          $      --          $   303,000
                                                                          =========          =========          ===========
   Issuance of 3,000,000 shares of common stock
    to BICO in payment of intercompany debt                               $      --          $      --          $10,500,000
                                                                          =========          =========          ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


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

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of September 30.

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At June 30, 2007, management determined that no such impairments were necessary.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2007, and subsequent thereto, the Company had no outstanding common stock equivalents. All issued and outstanding warrants as of June 30, 2007 were considered anti-dilutive due to the Company's net operating loss position.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                                    Period from
                                                                                                    July 5, 1989
                            Nine months       Nine months      Three months      Three months   (date of inception)
                               ended            ended             ended             ended             through
                              June 30,         June 30,          June 30,          June 30,           June 30,
                                2007             2006              2007              2006               2007
                            ------------     ------------      ------------      ------------       ------------
Net Loss                    $    (34,381)    $   (473,649)     $    (10,605)     $   (199,440)      $(48,107,088)

Comprehensive
  Income items: None                  --               --                --                --                 --
                            ------------     ------------      ------------      ------------       ------------

Comprehensive Loss          $    (34,381)    $   (473,649)     $    (10,605)     $   (199,440)      $(48,107,088)
                            ============     ============      ============      ============       ============

NOTE G - NOTE PAYABLE TO OFFICER/DIRECTOR

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2007, Mr. Little has advanced approximately $30,000 under this agreement.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended June 30, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through June 30, 2007, are as follows:

                                                                Period from
                                                               July 5, 1989
                        Nine months         Nine months      (date of inception)
                          ended               ended              through
                         June 30,            June 30,            June 30,
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
                         =======             =======             =======

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward of approximately $34,000 to offset taxable income in future periods. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended June 30, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through June 30, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                      Period from
                                                                                                      July 5, 1989
                                                              Nine months         Nine months      (date of inception)
                                                                ended                ended               through
                                                               June 30,             June 30,             June 30,
                                                                 2007                 2006                 2007
                                                             ------------         ------------         ------------
Statutory rate applied to income before income taxes         $    (11,700)        $   (161,000)        $(16,356,400)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                   --                   --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward              11,700              161,000           16,356,400
                                                             ------------         ------------         ------------

      Income tax expense                                     $         --         $         --         $         --
                                                             ============         ============         ============


                (Remainder of this page left blank intentionally)

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE H - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of June 30, 2007 and 2006, respectively, after taking the September 2006 change in control into consideration:

                                                June 30,           June 30,
                                                  2007               2006
                                                --------           --------
Deferred tax assets
  Net operating loss carryforwards              $ 11,700           $     --
  Less valuation allowance                       (11,700)                --
                                                --------           --------

  Net Deferred Tax Asset                        $     --           $     --
                                                ========           ========

NOTE I - COMMON STOCK TRANSACTIONS

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

On June 20, 2007, the Company filed another Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company's Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting "1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share and 2. To increase the number of shares the Company is authorized to issue to 100,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001 to be issued in such services and designations as determined from time to time by the Board of Directors. The Company's Board of Directors initially approved Item No. 1 above on February 28, 2008 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock. The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors. That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares. The Company's Board of Directors decided not to proceed with that reverse split as announced in its Form 8 K filed on January 19, 2007. The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

The anticipated effective date of the above stated modified reverse split action concluded approximately 20 days after the June 20, 2007 Preliminary Information Statement is allowed by the SEC to become final and then mailed to our stockholders.

NOTE J - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of June 30, 2007, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

                                                   Number of          Weighted
                                                    Warrant            Average
                                                    Shares              Price
                                                    ------              -----

     Balance at September 30, 2005                  700,000
       Issued                                       500,000           $   0.10
       Exercised                                         --
       Expired                                     (700,000)
                                                  ---------

     Balance at September 30, 2006                  500,000           $   0.10
       Issued                                            --
       Exercised                                         --
       Expired                                           --
                                                  ---------

     Balance at June 30, 2007                       500,000           $   0.10
                                                  =========

NOTE K - ASSET SURRENDER

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement (Voluntary Surrender Agreement) with Dominion Assets, LLC (Dominion) whereby all of the Company's assets, pledged as collateral to secure loan agreements under which the Company is in default, were repossessed.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE K - ASSET SURRENDER - CONTINUED

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

NOTE L - COMMITMENTS AND CONTINGENCIES

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for each of the respective nine month periods ended June 30, 2007 and 2006 were nominal, principally office overhead
(2006) and professional fees (2007 and 2006) incurred with the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $0.00 and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007, the Company had working capital of approximately $600.

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2007, Mr. Little has advanced approximately $30,000 under this agreement.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2007, Mr. Little has advanced approximately $30,000 under this agreement.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None.

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

On January 22, 2007, the Company filed Articles of Merger and Plan of Merger with the Commonwealth of Pennsylvania and the State of Nevada to change the Company's domicile from Pennsylvania to by means of a merger with and into a Nevada corporation formed on November 3, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company's corporate name of Diasense, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock. Although the merger documents were filed in both Pennsylvania and Nevada on January 22, 2007, the Commonwealth of Pennsylvania required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until March 22, 2007 which formally completed the domicile relocation to Nevada. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

On June 20, 2007, the Company filed another Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company's Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting "1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share and 2. To increase the number of shares the Company is authorized to issue to 100,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001 to be issued in such services and designations as determined from time to time by the Board of Directors. The Company's Board of Directors initially approved Item No. 1 above on February 28, 2008 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock. The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors. That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares. The Company's Board of Directors decided not to proceed with that reverse split as announced in its Form 8 K filed on January 19, 2007. The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

The anticipated effective date of the above stated modified reverse split action concluded approximately 20 days after the June 20, 2007 Preliminary Information Statement is allowed by the SEC to become final and then mailed to our stockholders.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIASENSE, INC.


Dated: June 22, 2007                   By: /s/ Glenn A. Little
       -------------                      --------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director