Form 10KSB
period 2007-09-30
DIASENSE INC/PA
filed 2007-10-31
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2007

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

        Securities registered under Section 12(g) of the Exchange Act: -
                        Common Stock - $0.001 par value

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

The issuer's revenues for the fiscal year ended September 30, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of October 18, 2007 was approximately $385,176, based on a closing quotation price of $0.035 per share as reported on www.bigcharts.com.

As of October 30, 2007, there were 22,105,051 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 Diasense, Inc.

       Annual Report on Form 10-KSB for the year ended September 30, 2007

                                Index to Contents

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                              3
Item 2   Description of Property                                             11
Item 3   Legal Proceedings                                                   11
Item 4   Submission of Matters to a Vote of Security Holders                 11

PART II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
          and Small Business Issuer Purchasers of Equity Securities          11
Item 6   Management's Discussion and Analysis or Plan of Operation           13
Item 7   Financial Statements                                                17
Item 8   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               17
Item 8A  Controls and Procedures                                             18

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  18
Item 10  Executive Compensation                                              20
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    20
Item 12  Certain Relationships and Related Transactions                      21
Item 13  Exhibits                                                            21
Item 14  Principal Accountant Fees and Services                              22

SIGNATURES                                                                   23

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Diasense, Inc. was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., ("Diasense" or the "Company") a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO Inc.
(BICO). BICO owned approximately 52% of Diasense until July 23, 2004 when BICO sold its entire ownership interest, 11,975,000 shares of common stock, to Dominion Assets, LLC. The focus of the business was the research and development of a noninvasive glucose sensor. As of November 2002 the Company was dependent solely on BICO to provide the funding for ongoing operations and BICO stopped funding due to its own financial difficulties. Without funding, between November 2002 and July 2004, the Company had to suspend operations and stop further development of our noninvasive glucose sensor. We resumed limited operations in July 2004 and subsequently resumed development of our noninvasive glucose sensor in April 2005. Since the Company's inception, none of the Company's business endeavors since inception have been successful.

On August 16, 2006, Diasense, Inc. ("Diasense" or the "Company") received two letters from Dominion Assets, LLC ("Dominion"), demanding immediate payment of principal and interest under, respectively, (i) that certain Demand Note, dated July 23, 2004, in a principal amount of $1,954,936, issued by the Company to BICO, Inc. ("BICO") and assigned by BICO to Dominion, as amended effective September 28, 2004 (the "Demand Note"), and (ii) the additional loans totaling $50,700 in principal amount extended by Dominion to the Company under that certain Note and Security Agreement, dated October 29, 2004, by and between the Company and Dominion, as amended.

On August 29, 2006, Diasense, Inc. ("Diasense" or the "Company") entered into a Voluntary Surrender Agreement (the "Voluntary Surrender Agreement") with Dominion Assets, LLC ("Dominion") whereby all of the Company's assets, pledged as collateral to secure loan agreements under which the Company is in default, were repossessed. Dominion is the majority shareholder of the Company. Keith R. Keeling owns a majority 75% interest in Dominion and was also a former member of the Company's Board of Directors and the former CEO of the Company until resigning from both such positions with the Company on August 4, 2006.

On September 18, 2006, the Company entered into a unit purchase agreement (Unit Purchase Agreement) with Glenn A. Little whereby the Company sold and Mr. Little purchased 1,000 units, with each unit consisting of 11,100 shares of common stock and 500 common stock purchase warrants, for an aggregate cash offering price of $125,000. The common stock purchase warrants can be exercised from the date the warrants are issued until the expiration date to purchase common stock at a price of $0.10 per share and expire five (5) years from the date of issuance. There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares and warrants were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

As a result of these transactions Mr. Little became the majority stockholder of the Company and acts as the Company's sole officer and director.

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

The  Company's  Preliminary  Schedule 14C -  Information  Statement  Pursuant to
Section 14C of the Securities Exchange Act of 1934 with respect to the proposed reverse stock split remains in the regulatory review phase and no definitive actions have been commenced.

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

BUSINESS PLAN

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on the resources of Mr. Little to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Glenn A. Little, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including Mr. Little, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which Glenn A. Little is currently affiliated.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than Glenn A. Little, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Glenn A. Little, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

     *    Potential for future earnings and appreciation of value of securities;
     * Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
     * Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
     *    Historical results of operation;
     *    Liquidity and availability of capital resources;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     *    Amount of debt and contingent liabilities; and
     * The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, Glenn A. Little, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

As part of our investigation, our executive officer may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative.

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

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since the Company's emergence from bankruptcy. The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

TYPE OF BUSINESS ACQUIRED

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Little anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Little. The loss of the services of Mr. Little would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST

The Company's sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

NO PUBLIC MARKET EXISTS

There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

REGISTRATION OF SHARES IS REQUIRED

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933, but must be registered under the Securities Act of 1933.

RULE 144 SALES

Of the 22,105,051 presently issued and outstanding shares of the Company's stock, approximately 11,100,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

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

ADDITIONAL RISKS--DOING BUSINESS IN A FOREIGN COUNTRY

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's sole officer and director.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR TRADING

The Company's securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5). The Company's trading symbol is "DSNS" As of the date of this report, the Company's securities have experienced irregular and infrequent trading volumes and pricing.

The table below sets forth the high and low bid prices for the Company's common stock as obtained from the "historical quotes" section of www.bigcharts.com.
Bids represent inter dealer prices, without retail mark up, markdown or commissions, and may not represent actual transactions.

The following table sets forth the high and low closing bid prices for the periods indicated:

                                                High              Low
                                                ----              ---
Year ended September 30, 2006
   1st Quarter                                  not listed for trading
   2nd Quarter                                  not listed for trading
   3rd Quarter                                  not listed for trading
   4th Quarter                                  not listed for trading

Year ended September 30, 2007
   1st Quarter                                  not listed for trading
   2nd Quarter                                  $1.25            $0.04
   3rd Quarter                                  $0.06            $0.03
   4th Quarter                                  $0.03            $0.02

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of October 30, 2007, there were approximately 638 shareholders of record of the Company's common stock

COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors.

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

PREFERRED STOCK

The Company's Articles of Incorporation allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

STOCK OPTION PLAN

The Company currently has no stock option plan.

DIVIDEND POLICY

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On September 18, 2006, the Company entered into a unit purchase agreement (Unit Purchase Agreement) with Glenn A. Little whereby the Company sold and Mr. Little purchased 1,000 units, with each unit consisting of 11,100 shares of common stock and 500 common stock purchase warrants, for an aggregate cash offering price of $125,000. The common stock purchase warrants can be exercised from the date the warrants are issued until the expiration date to purchase common stock at a price of $0.10 per share and expire five (5) years from the date of issuance. There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares and warrants were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share. The Company assigned a value of $5,000 to these warrants from the $125,000 aggregate purchase price, which is equivalent to the par value of the underlying common stock supporting the warrants.

RECENT ACQUISITION OF SECURITIES

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

RESTRICTED SECURITIES

We currently have approximately 11,100,000 shares of issued and outstanding common stock that qualify as "restricted securities" as defined in Rule 144. Depending on our need for working capital during this phase of our business plan, we may or may not issue additional securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities. Since we are a blank check or shell company, we believe the resale of restricted securities we issue in a merger transaction will be subject to the restrictions as stated in the Wulff Letter discussed below.

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year, provided that the securities satisfies the current public information requirements of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period; the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions and does not make any payment to anyone in connection with the sale transactions except the broker dealer who executes the trade or trades in the securities; the shares are sold in broker's transactions only; the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions; and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an affiliate of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.

In January 2000, Richard K. Wulff, the then-Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. (the Wulff Letter). The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a blank check or shell company is a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that the promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than "an issuer, underwriter or a dealer." As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity.

TRANSFER AGENT

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

REPORTS TO STOCKHOLDERS

The Company intends to remain compliant with its obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending September 30 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

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

(2) GENERAL

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

The Company's business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

The Company has never fully implemented any business plan(s) and, accordingly, is considered to be in the development stage.

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the years ended September 30, 2007 or 2006, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's completes a business combination transaction and commences meaningful operations.

General and administrative expenses for each of the years ended September 30, 2007 and 2007 were approximately $38,000 and $208,000, respectively. The Fiscal 2007 expenses were related to the aforementioned change in control transaction and the maintenance of the corporate entity and compliance with the Company's reporting obligations under the Securities Exchange Act of 1934, as amended. The Fiscal 2006 expenses were related to the winding down of prior business endeavors and compliance with the Voluntary Surrender Agreement with Dominion.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2007 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company's expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2007 and 2007 were $0.00 and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

(4) PLAN OF BUSINESS

GENERAL

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

MANAGEMENT

The Company is a blank check or shell corporation, and currently has no full-time employees. Glenn A. Little is the Company's sole officer, director, and controlling shareholder. All references herein to management of the Company are to Mr. Little. Mr. Little, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Little and the potential demands of the Company's activities. See Item 7, "Certain Relationships and Related Transactions - Conflicts of Interest."

The amount of time spent by Mr. Little on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Little will actually be required to spend to locate a suitable target company. Mr. Little estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

SEARCH FOR BUSINESS OPPORTUNITIES

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

EVALUATION OF BUSINESS OPPORTUNITIES

The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

(5) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $700 and $25,000, respectively.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

RESIGNATION OF GOFF, BACKA, ALFREA & COMPANY, LLC

On December 18, 2006, the Company received a letter dated December 6, 2006, whereby the Company's Registered Independent Public Accounting Firm, Goff, Backa, Alfrea & Company, LLC of Pittsburgh, PA (GBACO) formally acknowledged prior oral communication from the Company's current management that, as a result of the September 18, 2006 change in control transaction, that GBACO's services would no longer be required.

No accountant's report on the financial statements issued by GBACO for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended September 30, 2005 and 2004) and from October 1, 2005 to the date of this Report, there were no differences with GBACO on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended June 30, 2005 and 2004) and from July 1, 2005 through the filing date of our Current Report on Form 8-K.

APPOINTMENT OF S. W. HATFIELD, CPA

The Company has engaged the Registered Independent Certified Public Accounting Firm of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's auditors.

During the Company's two most recent fiscal years (ended  September 30, 2005 and
2004) and from October 1, 2005 to the date of this Report, the Company had not consulted with S. W. Hatfield, CPA regarding either (I) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements, and either written or oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue;
(ii) or any matter that was the subject of a disagreement or event required to be reported under Item 304(a)(1)(iv) of the Regulation S-B and the related instructions thereto.

MANAGEMENT'S STATEMENT WITH REGARD TO DISCONTINUED AUDIT PRACTICE

"The accounting and auditing practice of Thompson Dugan, PC has been discontinued. Accordingly, for all periods subsequent to the date of any of Thompson Dugan, PC's issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Thompson Dugan PC on the financial statements of Diasense, Inc. Additionally, the cessation of operations of Thompson Dugan, PC and the discontinuance of their auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Thompson Dugan, PC for material misstatements or omissions, if any, in any document filed with the U. S. Securities and Exchange Commission containing any report or consent issued by Thompson Dugan, PC, including the financial statements covered in Thompson Dugan's audit report(s) and/or consent statements."

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

      Name             Age                  Position Held and Tenure
      ----             ---                  ------------------------
Glenn A. Little        54     President, Chief Executive Officer Chief Financial
                              Officer and Director

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

Mr. Little currently serves as an officer and director of Ameri-First Financial Group, Inc. a Delaware corporation; Diasense, Inc. and 8888 Acquisition Corp., Nevada corporations. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Additionally, each of the afore-referenced companies for which Mr. Little acts as an officer and director may be deemed reporting shell corporations. Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended September 30, 2007, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

CONFLICTS OF INTEREST

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE PAST FIVE (5) YEARS

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)  No  director,   officer,   significant  employee  or  consultant  has  been
permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 10 - EXECUTIVE COMPENSATION

Since the change in control in September 2006, management of the Company requires less than four (4) hours per calendar quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                           SUMMARY COMPENSATION TABLE


                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                 Non-Equity      Nonqualified
 Name and                                                        Incentive         Deferred
 Principal                                Stock      Option         Plan         Compensation     All Other
 Position    Year   Salary($)  Bonus($)  Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------    ----   ---------  --------  ---------   ---------  ---------------   -----------   ---------------  ---------
Glenn A.     2006     $-0-       $-0-       $-0-        $-0-         $-0-             $-0-           $-0-          $-0-
Little,      2005     $-0-       $-0-       $-0-        $-0-         $-0-             $-0-           $-0-          $-0-
Principal    2004     $-0-       $-0-       $-0-        $-0-         $-0-             $-0-           $-0-          $-0-
Executive
Officer

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

                                        Shares Beneficially Owned (1)
                                   ----------------------------------------
     Name and address (2)          Number of Shares          Percentage (3)
     --------------------          ----------------          --------------
     Glenn A. Little (4)              11,100,000               50.21%

     Directors and officers
      as a group (1 person)           11,100,000               50.21%

----------
(1) On October 30, 2007, there were 22,105,051 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have 500,000 outstanding stock warrants and no outstanding stock options.
(2) Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3) In determining the percent of voting stock owned by a person on September 30, 2007 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 22,105,051 shares of common stock outstanding on September 30, 2007, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4) Mr. Little is our sole officer and director. Mr. Little's address is 211 West Wall Street, Midland, Texas 79701.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 18, 2006, the Company entered into a unit purchase agreement (Unit Purchase Agreement) with Glenn A. Little whereby the Company sold and Mr. Little purchased 1,000 units, with each unit consisting of 11,100 shares of common stock and 500 common stock purchase warrants, for an aggregate cash offering price of $125,000. The common stock purchase warrants can be exercised from the date the warrants are issued until the expiration date to purchase common stock at a price of $0.10 per share and expire five (5) years from the date of issuance. There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares and warrants were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's sole officer and director.

ITEM 13 - EXHIBITS

31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                (Remainder of this page left blank intentionally)

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas or Goff, Backa, Alfrea & Company, LLC of Pittsburgh, PA:

                                  Year ended           Year ended
                                 September 30,        September 30,
                                     2007                 2006
                                   -------              -------
     1.  Audit fees                $12,431              $13,000
     2.  Audit-related fees             --                   --
     3.  Tax fees                      780                   --
     4.  All other fees                 --                   --
                                   -------              -------

            Totals                 $13,211              $13,000
                                   =======              =======

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "INDEPENDENCE DISCUSSIONS WITH AUDIT COMMITTEES." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


                (Remainder of this page left blank intentionally)

                    (Financial statements start on next page)

                                 DIASENSE, INC.

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM           F-2

FINANCIAL STATEMENTS
   Balance Sheets
     as of September 30, 2007 and 2006                                      F-3

   Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2007 and 2006
     and for the period from July 5, 1989 (date of inception)
     through September 30, 2007                                             F-4

   Statement of Changes in Stockholders' Equity
     for the period from July 5, 1989 (date of inception)
     through September 30, 2007                                             F-5

   Statements of Cash Flows
     for the years ended September 30, 2007 and 2006
     and for the period from July 5, 1989 (date of inception)
     through September 30, 2007                                             F-10

   Notes to Financial Statements                                            F-11

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diasense, Inc.

We have audited the accompanying balance sheets of Diasense, Inc. (a Nevada corporation and a development stage company) as of September 30, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2007 and 2006 and for the period from October 1, 2005 through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Diasense, Inc. (a development stage company) as of September 30, 2005 and for the period from October 1, 1997 through September 30, 2005 and for the period from July 5, 1989 (date of inception) through September 30, 1997 were audited by other auditors whose reports were dated January 4, 2006 and December 30, 1997, respectively, both of which included a paragraph expressing substantial doubt about Diasense, Inc.'s ability to continue as a going concern. These audit opinions accompanied the Company's financial statements in its Annual Report on Form 10-KSB for the year ended September 30, 2006. Neither auditor performed any additional audit procedures subsequent to the date of their respective report.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diasense, Inc. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for each of the years ended September 30, 2007 and 2006 and for the period from October 1, 2005 through September 30, 2007, respectively, in conformity with accounting principles generally accepted in the United States of America.

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


                                            /s/ S. W. Hatfield, CPA
                                            ------------------------------
                                            S. W. HATFIELD, CPA
Dallas, Texas
October 18, 2007

                                 DIASENSE, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           September 30, 2007 and 2006

                                                                    September 30,          September 30,
                                                                        2007                   2006
                                                                    ------------           ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $      2,208           $     24,984
                                                                    ------------           ------------

      TOTAL CURRENT ASSETS                                                 2,208                 24,984
                                                                    ------------           ------------

TOTAL ASSETS                                                        $      2,208           $     24,984
                                                                    ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                         $         --           $         --
   Accrued interest payable to controlling stockholder                     1,503                      7
                                                                    ------------           ------------

      TOTAL CURRENT LIABILITIES                                            1,503                      7
                                                                    ------------           ------------

LONG-TERM LIABILITIES
   Note payable to controlling stockholder                                35,000                 20,000
                                                                    ------------           ------------

      TOTAL LIABILITIES                                                   36,503                 20,007
                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                              --                     --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     22,105,051 shares issued and outstanding                             22,105                 22,105
   Additional paid-in capital                                         48,050,579             48,050,579
   Common stock warrants                                                   5,000                  5,000
   Deficit accumulated during the development stage                  (48,111,979)           (48,072,707)
                                                                    ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (34,295)                 4,977
                                                                    ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      2,208           $     24,984
                                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                   Years ended September 30, 2007 and 2006 and
     Period from July 5, 1989 (date of inception) through September 30, 2007

                                                                                                    Period from
                                                                                                   July 5, 1989
                                                                                                (date of inception)
                                                       Year ended             Year ended              through
                                                      September 30,          September 30,          September 30,
                                                          2007                   2006                   2007
                                                      ------------           ------------           ------------
REVENUES                                              $         --           $         --           $         --
                                                      ------------           ------------           ------------
OPERATING EXPENSES
   General and administrative expenses                      38,003                208,012             17,101,615
   Depreciation expense                                         --                  1,448                 91,495
   Research and development expense                             --                     --             10,556,405
   Technology and patent rights acquired                        --                     --              2,650,000
   Expense related to warrant extensions                        --                     --             17,890,676
   Amortization of goodwill                                     --                     --                535,057
                                                      ------------           ------------           ------------
      TOTAL OPERATING EXPENSES                              38,003                209,460             48,825,248
                                                      ------------           ------------           ------------

LOSS FROM OPERATIONS                                       (38,003)              (209,460)           (48,825,248)

OTHER INCOME (EXPENSE)
   Interest expense                                         (1,496)              (159,953)              (338,108)
   Other income                                                227                     --              1,043,224
   Other expense                                                --                     --                (67,405)
   Equity in loss from unconsolidated subsidiaries              --                     --               (575,412)
   Impairment loss                                              --                     --               (690,124)
   Gain from sale of Diabecore stock                            --                     --                 57,242
   Gain from sale of MicroIslet stock                           --                     --              1,283,852
                                                      ------------           ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                         (39,272)              (159,953)               675,266
                                                      ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (39,272)              (369,413)           (48,111,979)

PROVISION FOR INCOME TAXES                                      --                     --                     --
                                                      ------------           ------------           ------------

NET LOSS                                              $    (39,272)          $   (369,413)          $(48,111,979)
                                                      ============           ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                       nil           $      (0.02)
                                                      ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                  22,105,051             23,332,996
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     Period from July 5, 1989 (date of inception) through September 30, 2007

                                                                                                          Deficit
                                                                                                        accumulated
                                               Common Stock        Common       Additional               during the
                                            ------------------      stock        paid-in                development
                                            Shares      Amount    subscribed     capital    Warrants       stage          Total
                                            ------      ------    ----------     -------    --------       -----          -----
July 10, 1989 issuance of common
 stock to BICO for License and
 Marketing agreement                      8,000,000    $ 80,000    $    --     $       --    $    --    $        --    $    80,000
August 21-December 31, 1989 sale
 of common stock pursuant to first
 Private Placement Memorandum               656,000       6,560         --        321,440         --             --        328,000
September 29, 1989 issuance of common
 stock in connection with patent rights
 acquired by BICO                         1,040,000       1,040         --        509,600         --             --        520,000
Net loss for the year                            --          --         --             --         --        (80,000)       (80,000)
                                         ----------    --------    -------     ----------    -------    -----------    -----------
Balances at December 31, 1989             9,696,000      96,960         --        831,040         --        (80,000)       848,000

January 1-December 31, 1990 sale of
 common stock pursuant to first
 Private Placement Memorandum             1,240,000      12,400         --        607,600         --             --        620,000
May 1-August 31, 1990 issuance of
 common stock in settlement of debt         136,000       1,360         --         66,640         --             --         68,000
Warrants issued to BICO                          --          --         --             --     27,500             --         27,500
Net loss for the year                            --          --         --             --         --       (497,628)      (497,628)
                                         ----------    --------    -------     ----------    -------    -----------    -----------
Balances at December 31, 1990            11,072,000     110,720         --      1,505,280     27,500       (577,628)     1,065,872

January 1-December 31, 1991 sale of
 common stock pursuant to
   first Private Placement Memorandum       768,000       7,680         --        376,320         --             --        384,000
   second Private Placement Memorandum    3,948,000      39,482         --      3,896,468         --             --      3,935,950
December 31, 1991 common stock
 subscription                                    --          --     62,500             --         --             --         62,500
Warrants issued to BICO                          --          --         --             --     19,085             --         19,085
Net loss for the year                            --          --         --             --         --     (3,650,203)    (3,650,203)
                                         ----------    --------    -------     ----------    -------    -----------    -----------
Balances at December 31, 1991            15,788,250    $157,882    $62,500     $5,778,068    $46,585    $(4,227,831)   $ 1,817,204

                                  - CONTINUED -

   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
    Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                           Deficit
                                                                                                         accumulated
                                               Common Stock        Common       Additional                during the
                                            ------------------      stock        paid-in                 development
                                            Shares      Amount    subscribed     capital     Warrants       stage          Total
                                            ------      ------    ----------     -------     --------       -----          -----
Balances at December 31, 1991             15,788,250   $ 157,882   $ 62,500    $ 5,778,068   $ 46,585   $ (4,227,831)  $ 1,817,204

January 1-December 31, 1992 sale of
 common stock pursuant to
   second Private Placement Memorandum       986,750       9,868         --        976,883         --             --       986,751
   third Private Placement Memorandum          7,212          72         --         25,170         --             --        25,242
   fourth Private Placement Memorandum       120,000       1,200         --        418,800         --             --       420,000
January 1992 issuance of common stock
 in settlement of debt                       235,000       2,350         --        232,650         --             --       235,000
January 1992 settlement of common
 stock subscriptions                          62,500         625    (62,500)        61,875         --             --            --
Net loss for the year                             --          --         --             --         --     (2,846,584)   (2,846,584)
                                         -----------   ---------   --------    -----------   --------   ------------   -----------
Balances at September 30, 1992            17,199,712     171,997         --      7,493,446     46,585     (7,074,415)      637,613

October 1992 sale of common stock
 pursuant to fourth Private Placement
 Memorandum                                  180,000       1,800         --        628,200         --             --       630,000
June-July, 1993 warrant exercise              25,000         250         --         28,520     (3,770)            --        25,000
Net loss for the year                             --          --         --             --         --     (3,763,101)   (3,763,101)
                                         -----------   ---------   --------    -----------   --------   ------------   -----------
Balances at September 30, 1993            17,404,712     174,047         --      8,150,166     41,815    (10,837,516)   (2,470,488)

October 1993-September 1994 sale
 of Registered common stock                  230,961       2,309         --        783,936         --             --       786,245
June 2003 Regulation S sale of common
 stock                                        91,667         917         --        287,834         --             --       288,751
Common stock issued for consulting fees        7,200          72         --         25,128         --             --        25,200
November 1993-August 1994 warrant
 exercise                                    105,000       1,050         --         38,950     (2,500)            --        37,500
Purchase of treasury stock                   (10,000)       (100)        --         (4,900)        --        (30,000)      (35,000)
Sale of treasury stock                        10,000         100         --         34,900         --             --        35,000
Net loss for the year                             --          --         --             --         --     (5,145,081)   (5,145,081)
                                         -----------   ---------   --------    -----------   --------   ------------   -----------
Balances at September 30, 1994            17,839,540   $ 178,395   $     --    $ 9,316,014   $ 40,315   $(16,012,597)  $(6,477,873)

                                  - CONTINUED -

   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
    Period from July 5, 1989 (date of inception) through September 30, 2006

                                                                                                        Deficit
                                                                                                      accumulated
                                            Common Stock        Common       Additional                during the
                                         ------------------      stock        paid-in                 development
                                         Shares      Amount    subscribed     capital     Warrants       stage          Total
                                         ------      ------    ----------     -------     --------       -----          -----
Balances at September 30, 1994        17,839,540    $178,395    $    --     $ 9,316,014   $    40,315  $(16,012,597)  $ (6,477,873)

October 1994-September 1994 sale of
 Registered common stock                 437,768       4,378         --       1,497,114            --            --      1,501,492
July 12, 1995 issuance of restricted
 common stock to BICO                  1,200,000      12,000         --       4,188,000            --            --      4,200,000
Common stock issued for consulting
 fees                                     17,500         175         --          61,075            --            --         61,250
May 1995 issuance of common stock in
 settlement of debt                    3,000,000      30,000         --      10,470,000            --            --     10,500,000
Warrant extensions                            --          --         --              --     4,625,000            --      4,625,000
October 1994-September 1995 warrant
 exercise                                 29,512         295         --           9,771            --            --         10,066
Net loss for the year                         --          --         --              --            --   (10,336,514)   (10,336,514)
                                      ----------    --------    -------     -----------   -----------  ------------   ------------
Balances at September 30, 1995        22,524,320     225,243         --      25,541,974     4,665,315   (26,349,111)     4,083,421

October 1995-September 1996 sale of
 Registered common stock                 410,731       4,108         --       1,361,047            --            --      1,365,155
Common stock issued for consulting
 fees
   Registered                             10,000         100         --          34,900            --            --         35,000
   Unregistered, restricted                5,000          50         --          17,450            --            --         17,500
Warrant extensions                            --          --         --              --     7,640,468            --      7,640,468
October 1995-September 1996 warrant
 exercise                                 56,000         560         --          27,440            --            --         28,000
Net loss for the year                         --          --         --              --            --    (9,018,258)    (9,018,258)
                                      ----------    --------    -------     -----------   -----------  ------------   ------------
Balances at September 30, 1996        23,006,051     230,061         --      26,982,811    12,305,783   (35,367,369)     4,151,286

October 1996-September 1997
 purchase of treasury stock              (27,000)       (270)        --         (94,230)           --            --        (94,500)
Warrant extensions                            --          --         --              --     5,593,875            --      5,593,875
Net loss for the year                         --          --         --              --            --    (6,564,837)    (6,564,837)
                                      ----------    --------    -------     -----------   -----------  ------------   ------------
Balances at September 30, 1997        22,979,051    $229,791    $    --     $26,888,581   $17,899,658  $(41,932,206)  $  3,085,824

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

                                                                                                         Deficit
                                                                                                       accumulated
                                          Common Stock        Common       Additional                   during the
                                       ------------------      stock        paid-in                    development
                                       Shares      Amount    subscribed     capital       Warrants        stage           Total
                                       ------      ------    ----------     -------       --------        -----           -----
Balances at September 30, 2003      22,980,051    $ 229,801   $   --      $33,327,775    $12,009,202   $(47,526,714)  $(1,959,936)

Warrant expirations                         --           --       --        8,161,724     (8,161,724)            --            --
Net loss for the year                       --           --       --               --             --             --            --
                                    ----------    ---------   ------      -----------    -----------   ------------   -----------
Balances at September 30, 2004      22,980,051      229,801       --       41,509,499      3,827,478    (47,526,714)   (1,959,936)

Warrants issued for services                --           --       --               --          1,600             --         1,600
Warrant expirations                         --           --       --        3,103,396     (3,103,396)            --            --
Net loss for the year                       --           --       --               --             --       (206,580)     (206,580)
                                    ----------    ---------   ------      -----------    -----------   ------------   -----------
Balances at September 30, 2005      22,980,051      229,801       --       44,612,895        725,682    (47,733,294)   (2,164,916)

September 13, 2006 sale of
 1,000 Units consisting of
 11,100 shares of restricted,
 unregistered common stock
 and 500 common stock warrants
 each                               11,100,000      111,000       --            9,000          5,000             --       125,000
September 18, 2006 Warrant
 cancellation                               --           --       --          725,682       (725,682)            --            --
September 25, 2006 purchase and
 retirement of treasury stock       11,975,000)    (119,750)      --          119,749             --             --            (1)
Capital contributed to support
 operations                                 --           --       --           11,677             --             --        11,677
Related party cancellation of debt          --           --       --        2,402,630             --             --     2,402,630
Net income for the year                     --           --       --               --             --       (369,413)     (369,413)
                                    ----------    ---------   ------      -----------    -----------   ------------   -----------
Balances at September 30, 2006      22,105,151      221,051       --       47,881,633          5,000    (48,102,707)        4,977

Effect of redomicile to Nevada              --     (198,946)      --          198,946             --             --            --
Net loss for the year                       --           --       --               --             --        (39,272)      (39,272)
                                    ----------    ---------   ------      -----------    -----------   ------------   -----------
Balances at September 30, 2007      22,105,151    $  22,105   $   --      $48,050,579    $     5,000   $(48,141,979)  $   (34,295)
                                    ==========    =========   ======      ===========    ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                   Years ended September 30, 2007 and 2006 and
     Period from July 5, 1989 (date of inception) through September 30, 2007

                                                                                                           Period from
                                                                                                           July 5, 1989
                                                                                                       (date of inception)
                                                                  Year ended           Year ended            through
                                                                 September 30,        September 30,        September 30,
                                                                     2007                 2006                 2007
                                                                 ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                               $    (39,272)        $   (369,413)        $(48,111,979)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation and amortization                                         --                1,448              626,552
     Gain on sale of Diabecore stock                                       --                   --              (57,242)
     Warrants issued for services                                          --                   --              515,515
     Expense related to warrant extensions                                 --                   --           17,890,676
     Common stock issued for services                                      --                   --              138,950
     Common stock issued for License and Marketing agreement               --                   --               80,000
     Impairment loss                                                       --                   --              704,491
     Inventory deposit - BICO                                              --                   --           (1,000,000)
     Gain on MicroIslet stock                                              --                   --           (1,283,852)
     Equity in loss of unconsolidated subsidiaries                         --                   --              575,412
     Accrued interest contributed to equity                                --                   --              324,879
     Increase (Decrease) in
       Accounts payable                                                    --               (1,725)                  --
       Other accrued liabilities                                           --              (17,754)                  --
       Accrued interest payable                                         1,496              159,953                1,503
                                                                 ------------         ------------         ------------
  NET CASH USED IN OPERATING ACTIVITIES                               (37,776)            (227,491)         (29,595,095)
                                                                 ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       --              (24,333)            (303,746)
  Proceeds from sale of property and equipment                             --                   --              175,000
  Cash paid for investment in MicroIslet                                   --                   --           (1,600,000)
  Proceeds from sale of MicroIslet stock                                   --                   --            2,070,726
  Cash paid for investment in Diabecore                                    --                   --             (987,468)
  Proceeds from sale of Diabecore stock                                    --               14,887               57,242
  Net activity on notes receivable from related parties                    --                   --             (138,538)
                                                                 ------------         ------------         ------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --               (9,446)            (726,784)
                                                                 ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from notes payable to
   Former majority shareholder and others                                  --               21,200              396,200
  Current majority shareholder                                         15,000               20,000               35,000
  Convertible notes                                                        --               95,000               95,000
  Cash paid on notes payable                                               --              (12,500)             (42,500)
  Cash received from sale of common stock                                  --              125,000           11,096,834
  Cash received on Regulation S sale of common stock                       --                   --              288,751
  Cash received on sale of common stock to BICO                            --                   --            4,200,000
  Cash received on warrant exercises                                       --                   --              118,066
  Net activity on cash advanced to/received from BICO                      --                   --           14,160,060
  Cash paid to acquire treasury stock                                      --                   (1)             (35,001)
  Cash contributed as capital to support operations                        --               11,677               11,677
                                                                 ------------         ------------         ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                            15,000              260,376           30,324,086
                                                                 ------------         ------------         ------------

INCREASE (DECREASE) IN CASH                                           (22,776)              23,439                2,208
Cash at beginning of period                                            24,984                1,545                   --
                                                                 ------------         ------------         ------------
CASH AT END OF PERIOD                                            $      2,208         $     24,984         $      2,208
                                                                 ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                   Years ended September 30, 2007 and 2006 and
     Period from July 5, 1989 (date of inception) through September 30, 2007

                                                                                                           Period from
                                                                                                           July 5, 1989
                                                                                                       (date of inception)
                                                                  Year ended           Year ended            through
                                                                 September 30,        September 30,        September 30,
                                                                     2007                 2006                 2007
                                                                 ------------         ------------         ------------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID

  Interest paid for the year                                     $        --           $       --           $    11,725
                                                                 ===========           ==========           ===========
  Income taxes paid for the year                                 $        --           $       --           $        --
                                                                 ===========           ==========           ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

  Issuance of 371,000 shares of common stock
   to satisfy $303,000 note payable                              $        --           $       --           $   303,000
                                                                 ===========           ==========           ===========
  Issuance of 3,000,000 shares of common stock
   to BICO in payment of intercompany debt                       $        --           $       --           $10,500,000
                                                                 ===========           ==========           ===========

   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

NOTE C - GOING CONCERN UNCERTAINTY

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At September 30, 2006, the Company had no assets subject to this accounting prononcement.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents. All issued and outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                  Period from
                                                                                 July 5, 1989
                                                                              (date of inception)
                                         Year ended           Year ended            through
                                        September 30,        September 30,        September 30,
                                            2007                 2006                 2007
                                        ------------         ------------         ------------
Net Loss                                $    (39,272)        $   (269,413)        $(48,111,979)

Comprehensive Income items: None                  --                   --                   --
                                        ------------         ------------         ------------

Comprehensive Loss                      $    (39,272)        $   (269,413)        $(48,111,979)
                                        ============         ============         ============

NOTE G - NOTE PAYABLE TO OFFICER/DIRECTOR

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through September 30, 2007, Mr. Little has advanced approximately $35,000 under this agreement.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended September 30, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through September 30, 2007, are as follows:

                                                                 Period from
                                                                July 5, 1989
                                                             (date of inception)
                         Year ended          Year ended           through
                        September 30,       September 30,       September 30,
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
                          =======             =======             =======

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

NOTE H - INCOME TAXES - CONTINUED

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $39,000. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended September 30, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through September 30, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                              Period from
                                                                                             July 5, 1989
                                                                                          (date of inception)
                                                          Year ended        Year ended          through
                                                         September 30,     September 30,      September 30,
                                                             2007              2006               2007
                                                         ------------      ------------       ------------
Statutory rate applied to income before income taxes     $    (13,000)     $    (125,600)     $(16,358,000)
Increase (decrease) in income taxes resulting from:
 State income taxes                                                --                --                 --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward           13,000            125,600        16,358,000
                                                         ------------      ------------      -------------

     Income tax expense                                  $         --      $         --      $          --
                                                         ============      ============      =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of September 30, 2007 and 2006, respectively, after taking the September 2006 change in control into consideration:

                                            September 30,        September 30,
                                                2007                 2006
                                              --------             --------
Deferred tax assets
  Net operating loss carryforwards            $ 13,000             $     --
  Less valuation allowance                     (13,000)                  --
                                              --------             --------

  Net Deferred Tax Asset                      $     --             $     --
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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

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

The  Company's  Preliminary  Schedule 14C -  Information  Statement  Pursuant to
Section 14C of the Securities Exchange Act of 1934 with respect to the proposed reverse stock split remains in the regulatory review phase and no definitive actions have been commenced.


                (Remainder of this page left blank intentionally)

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

NOTE J - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of September 30, 2007 and 2006, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn
A. Little.

                                            Number of           Weighted
                                             Warrant             Average
                                              Shares              Price
                                              ------              -----

Balance at September 30, 2005                 700,000
  Issued                                      500,000             $0.10
  Exercised                                        --                --
  Expired                                    (700,000)
                                            ---------

Balance at September 30, 2006                 500,000             $0.10
  Issued                                           --
  Exercised                                        --
  Expired                                          --
                                            ---------

Balance at September 30, 2007                 500,000             $0.10
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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006

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

                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            DIASENSE, INC.


Dated: October 30, 2007                     /s/ Glenn A. Little
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: October 30, 2007                     /s/ Glenn A. Little
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director