Form 10QSB
period 2007-12-31
DIASENSE INC/PA
filed 2008-01-09
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 7, 2008: 1,596

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 DIASENSE, INC.

                Form 10-Q for the Quarter ended December 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           14

  Item 3 Controls and Procedures                                             16

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   16

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         16

  Item 3 Defaults Upon Senior Securities                                     16

  Item 4 Submission of Matters to a Vote of Security Holders                 16

  Item 5 Other Information                                                   16

  Item 6 Exhibits                                                            16

SIGNATURES                                                                   17

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                                 DIASENSE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                           December 31, 2007 and 2006

                                                                         December 31,           December 31,
                                                                             2007                   2006
                                                                         ------------           ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $      4,552           $     12,071
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                      4,552                 12,071
                                                                         ------------           ------------

TOTAL ASSETS                                                             $      4,552           $     12,071
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $         --           $         --
   Accrued interest payable to current majority stockholder                     2,106                    319
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                                 2,106                    319
                                                                         ------------           ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                                51,000                 20,000
                                                                         ------------           ------------

      TOTAL LIABILITIES                                                        53,106                 20,319
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     1,000,000 shares authorized
     None issued and outstanding                                                   --                     --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,596 shares issued and outstanding                                            2                      2
   Additional paid-in capital                                              48,072,682             48,072,682
   Common stock warrants                                                        5,000                  5,000
   Deficit accumulated during the development stage                       (48,126,238)           (48,085,932)
                                                                         ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (48,554)                (8,248)
                                                                         ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      4,552           $     12,071
                                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                Three months ended December 31, 2007 and 2006 and
     Period from July 5, 1989 (date of inception) through December 31, 2007

                                                                                                        Period from
                                                                                                        July 5, 1989
                                                            Three months         Three months       (date of inception)
                                                               ended                 ended                through
                                                            December 31,          December 31,          December 31,
                                                                2007                  2006                  2007
                                                            -----------           -----------           ------------
REVENUES                                                    $        --           $        --           $         --
                                                            -----------           -----------           ------------
OPERATING EXPENSES
   General and administrative expenses                           13,678                13,037             17,115,293
   Depreciation expense                                              --                    --                 91,495
   Research and development expense                                  --                    --             10,556,405
   Technology and patent rights acquired                             --                    --              2,650,000
   Expense related to warrant extensions                             --                    --             17,890,676
   Amortization of goodwill                                          --                    --                535,057
                                                            -----------           -----------           ------------
      TOTAL OPERATING EXPENSES                                   13,678                13,037             48,838,926
                                                            -----------           -----------           ------------

LOSS FROM OPERATIONS                                            (13,678)              (13,037)           (48,838,926)

OTHER INCOME (EXPENSE)
   Interest expense                                                (603)                 (312)              (338,711)
   Other income                                                      22                   124              1,043,246
   Other expense                                                     --                    --                (67,405)
   Equity in loss from unconsolidated subsidiaries                   --                    --               (575,412)
   Impairment loss                                                   --                    --               (690,124)
   Gain from sale of Diabecore stock                                 --                    --                 57,242
   Gain from sale fo MicroIslet stock                                --                    --              1,283,852
                                                            -----------           -----------           ------------
      TOTAL OTHER INCOME (EXPENSE)                                 (581)                 (188)               712,688
                                                            -----------           -----------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (14,259)              (13,255)           (48,126,238)

PROVISION FOR INCOME TAXES                                           --                    --                     --
                                                            -----------           -----------           ------------

NET LOSS                                                    $   (14,259)          $   (13,225)          $(48,126,238)
                                                            ===========           ===========           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                    $     (8.93)          $     (8.29)
                                                            ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted                            1,596                 1,596
                                                            ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Three months ended December 31, 2007 and 2006 and
     Period from July 5, 1989 (date of inception) through December 31, 2007

                                                                                                              Period from
                                                                                                              July 5, 1989
                                                                Three months          Three months        (date of inception)
                                                                   ended                  ended                 through
                                                                December 31,           December 31,           December 31,
                                                                    2007                   2006                   2007
                                                                ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                             $    (14,259)          $    (13,225)          $(48,126,238)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                       --                     --                626,552
      Gain on sale of Diabecore stock                                     --                     --                (57,242)
      Warrants issued for services                                        --                     --                515,515
      Expense related to warrant extensions                               --                     --             17,890,676
      Common stock issued for services                                    --                     --                138,950
      Common stock issued for License and Marketing agreement             --                     --                 80,000
      Impairment loss                                                     --                     --                704,491
      Inventory deposit - BICO                                            --                     --             (1,000,000)
      Gain on MicroIslet stock                                            --                     --             (1,283,852)
      Equity in loss of unconsolidated subsidiaries                       --                     --                575,412
      Accrued interest contributed to equity                              --                     --                324,879
   Increase (Decrease) in
      Accounts payable                                                    --                     --                     --
      Other accrued liabilities                                           --                     --                     --
      Accrued interest payable                                           603                    312                  2,106
                                                                ------------           ------------           ------------
          NET CASH USED IN OPERATING ACTIVITIES                      (13,656)               (12,913)           (29,608,751)
                                                                ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     --                     --               (303,746)
   Proceeds from sale of property and equipment                           --                     --                175,000
   Cash paid for investment in MicroIslet                                 --                     --             (1,600,000)
   Proceeds from sale of MicroIslet stock                                 --                     --              2,070,726
   Cash paid for investment in Diabecore                                  --                     --               (987,468)
   Proceeds from sale of Diabecore stock                                  --                     --                 57,242
   Net activity on notes receivable from related parties                  --                     --               (138,538)
                                                                ------------           ------------           ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                     --               (726,784)
                                                                ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
    Former majority shareholder and others                                --                     --                396,200
   Current majority shareholder                                       16,000                     --                 51,000
   Convertible notes                                                      --                     --                 95,000
   Cash paid on notes payable                                             --                     --                (42,500)
   Cash received from sale of common stock                                --                     --             11,096,834
   Cash received on Regulation S sale of common stock                     --                     --                288,751
   Cash received on sale of common stock to BICO                          --                     --              4,200,000
   Cash received on warrant exercises                                     --                     --                118,066
   Net activity on cash advanced to/received from BICO                    --                     --             14,160,060
   Cash paid to acquire treasury stock                                    --                     --                (35,001)
   Cash contributed as capital to support operations                      --                     --                 11,677
                                                                ------------           ------------           ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,000                     --             30,340,087
                                                                ------------           ------------           ------------
INCREASE (DECREASE) IN CASH                                            2,344                (12,913)                 4,552
Cash at beginning of period                                            2,208                 24,984                     --
                                                                ------------           ------------           ------------
CASH AT END OF PERIOD                                           $      4,552           $     12,071           $      4,552
                                                                ============           ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                 DIASENSE, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                Three months ended December 31, 2007 and 2006 and
     Period from July 5, 1989 (date of inception) through December 31, 2007

                                                                                                              Period from
                                                                                                              July 5, 1989
                                                                Three months          Three months        (date of inception)
                                                                   ended                  ended                 through
                                                                December 31,           December 31,           December 31,
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

                                 DIASENSE, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended September 30, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2008.

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2007 and 2006, and subsequent thereto, all issued and outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                       Period from
                                                                                       July 5, 1989
                                          Three months           Three months       (date of inception)
                                             ended                  ended                 through
                                          December 31,           December 31,           December 31,
                                              2007                   2006                   2007
                                          ------------           ------------           ------------
Net Loss                                  $   (14,259)           $   (13,225)           $(48,126,238)

Comprehensive Income items: None                   --                     --                      --
                                          -----------            -----------            ------------

Comprehensive Loss                        $   (14,259)           $   (13,225)           $(48,126,238)
                                          ===========            ===========            ============

NOTE G - NOTE PAYABLE TO OFFICER/DIRECTOR

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through December 31, 2007, Mr. Little has advanced approximately $51,000 under this agreement with an initial maturity date of September 30, 2008.

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through December 31, 2007, are as follows:

                                                                Period from
                                                               July 5, 1989
                       Three months         Three months     (date of inception)
                           ended               ended              through
                        December 31,        December 31,        December 31,
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
                         =======             =======             =======

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $53,000. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2007 and 2006 and for the period from July 5, 1989 (date of inception) through December 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                        Period from
                                                                                                       July 5, 1989
                                                         Three months            Three months        (date of inception)
                                                             ended                  ended                 through
                                                          December 31,           December 31,           December 31,
                                                             2007                   2006                   2007
                                                         ------------           ------------           ------------
Statutory rate applied to income before income taxes     $     (4,800)          $     (4,500)          $(16,363,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                               --                     --                     --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward           4,800                  4,500             16,363,000
                                                         ------------           ------------           ------------

      Income tax expense                                 $         --           $         --           $         --
                                                         ============           ============           ============

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

                                              September 30,        September 30,
                                                  2007                 2006
                                                --------             -------
Deferred tax assets
  Net operating loss carryforwards              $ 13,000             $    --
  Less valuation allowance                       (13,000)                 --
                                                --------             -------

Net Deferred Tax Asset                          $     --             $    --
                                                ========             =======

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

                                 DIASENSE, INC.
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

On or about December 2, 2007, the Company completed the aforementioned reverse stock split on the basis of one (1) share for each 12,500 shares issued and outstanding, with fractional shares paid in cash at the rate of five ($.05) cents for each fractional share. This action reduced the number of issued and outstanding shares from 22,105,051 to 1,596. The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

On January 2, 2008, the Company filed a new Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the proposed reverse stock split. The proposal is for a 5 for 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder's position rounded to less than a round lot of 100 shares. This Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the new proposed reverse stock split remains in the regulatory review phase and no definitive actions have been commenced.

NOTE J - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of September 30, 2007 and 2006, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn
A. Little.

                                                Number of          Weighted
                                              Warrant shares     Average Price
                                              --------------     -------------

     Balance at September 30, 2005               700,000
       Issued                                    500,000            $0.10
       Exercised                                      --              -
       Expired                                  (700,000)
                                                --------
     Balance at September 30, 2006               500,000            $0.10
       Issued                                         --
       Exercised                                      --
       Expired                                        --
                                                --------
     Balance at September 30, 2007               500,000            $0.10
                                                ========
       Issued                                         --
       Exercised                                      --
       Expired                                        --
                                                --------
     Balance at December 31, 2007                500,000            $0.10
                                                ========

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended December 31, 2007 and 2006, respectively.

General and administrative expenses for each of the respective three month periods ended December 31, 2007 and 2006 were nominal, principally professional fees, incurred with the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended December 31, 2007 and 2006 were $(8.93) and $(8.29) based on the adjusted, post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2007, the Company had working capital of approximately $2,446.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On November 13, 2007, the Company filed a Revised Final Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company's Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting "1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share." On or about December 2, 2007, the Company completed the aforementioned reverse stock split on the basis of one (1) share for each 12,500 shares issued and outstanding, with fractional shares paid in cash at the rate of five ($.05) cents for each fractional share. This action reduced the number of issued and outstanding shares from 22,105,051 to 1,596.

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
                                         DIASENSE, INC.


Dated: January 7, 2008                   By: /s/ Glenn A. Little
       ---------------                       -----------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director