Form 10QSB
period 2008-03-31
Truewest Corp
filed 2008-05-01
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2008

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 33-56574

                              Truewest Corporation
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

                                 Diasense, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 29, 2008: 52,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              TRUEWEST CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2008

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2008 and 2007

                                                                           March 31,              March 31,
                                                                             2008                   2007
                                                                         ------------           ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $      5,336           $      1,826
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                      5,336                  1,826
                                                                         ------------           ------------

TOTAL ASSETS                                                             $      5,336           $      1,826
                                                                         ------------           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $         --           $         --
   Note payable to current majority stockholder                                66,000                     --
   Accrued interest payable to current majority stockholder                     2,902                    625
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                                68,902                    625
                                                                         ------------           ------------

LONG-TERM LIABILITIES
   Note payable to current majority stockholder                                    --                 20,000
                                                                         ------------           ------------

     TOTAL LIABILITIES                                                         68,902                 20,625
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                   --                     --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     52,000 shares issued and outstanding                                          52                     52
   Additional paid-in capital                                              48,072,632             48,072,632
   Common stock warrants                                                        5,000                  5,000
   Deficit accumulated during the development stage                       (48,141,250)           (48,096,483)
                                                                         ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (63,566)               (18,799)
                                                                         ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      5,336           $      1,826
                                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
             Six and Three months ended March 31, 2008 and 2007 and
       Period from July 5, 1989 (date of inception) through March 31, 2008

                                                                                                           Period from
                                                                                                           July 5, 1989
                                      Six months       Six months      Three months     Three months    (date of inception)
                                        ended            ended            ended            ended             through
                                       March 31,        March 31,        March 31,        March 31,          March 31,
                                         2008             2007             2008             2007               2008
                                     ------------     ------------     ------------     ------------       ------------
REVENUES                             $         --     $         --     $         --     $         --       $         --
                                     ------------     ------------     ------------     ------------       ------------
OPERATING EXPENSES
  General and
   administrative expenses                 27,913           23,340           14,235           10,303         17,129,528
  Depreciation expense                         --               --               --               --             91,495
  Research and
   development expense                         --               --               --               --         10,556,405
  Technology and patent
   rights acquired                             --               --               --               --          2,650,000
  Expense related to
   warrant extensions                          --               --               --               --         17,890,676
  Amortization of goodwill                     --               --               --               --            535,057
                                     ------------     ------------     ------------     ------------       ------------
      TOTAL OPERATING EXPENSES             27,913           23,340           14,235           10,303         48,853,161
                                     ------------     ------------     ------------     ------------       ------------

LOSS FROM OPERATIONS                      (27,913)         (23,340)         (14,235)         (10,303)       (48,853,161)

OTHER INCOME (EXPENSE)
  Interest expense                         (1,399)            (618)            (796)            (306)          (339,507)
  Other income                                 41              182               19               58          1,043,265
  Other expense                                --               --               --               --            (67,405)
  Equity in loss from
   unconsolidated subsidiaries                 --               --               --               --           (575,412)
  Impairment loss                              --               --               --               --           (690,124)
  Gain from sale of
    Diabecore stock                            --               --               --               --             57,242
    MicroIslet stock                           --               --               --               --          1,283,852
                                     ------------     ------------     ------------     ------------       ------------
      TOTAL OTHER INCOME (EXPENSE)         (1,358)            (436)            (777)            (248)           711,911
                                     ------------     ------------     ------------     ------------       ------------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                         (29,271)         (23,776)         (15,012)         (10,551)       (48,141,250)

PROVISION FOR INCOME TAXES                     --               --               --               --                 --
                                     ------------     ------------     ------------     ------------       ------------

NET LOSS                             $    (29,271)    $    (23,776)    $    (15,012)    $    (10,551)      $(48,141,250)
                                     ============     ============     ============     ============       ============
Earnings per share of
 common stock outstanding
 computed on net loss -
 basic and fully diluted             $      (0.56)    $      (0.46)    $      (0.29)    $      (0.20)
                                     ============     ============     ============     ============
Weighted-average number
 of shares outstanding -
 basic and fully diluted                   52,000           52,000           52,000           52,000
                                     ============     ============     ============     ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Six months ended March 31, 2008 and 2007 and
       Period from July 5, 1989 (date of inception) through March 31, 2008

                                                                                                           Period from
                                                                                                           July 5, 1989
                                                                  Six months           Six months      (date of inception)
                                                                    ended                ended               through
                                                                   March 31,            March 31,            March 31,
                                                                     2008                 2007                 2008
                                                                 ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                              $    (29,271)        $    (23,776)        $(48,141,250)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                        --                   --              626,552
      Gain on sale of Diabecore stock                                      --                   --              (57,242)
      Warrants issued for services                                         --                   --              515,515
      Expense related to warrant extensions                                --                   --           17,890,676
      Common stock issued for services                                     --                   --              138,950
      Common stock issued for License and Marketing agreement              --                   --               80,000
      Impairment loss                                                      --                   --              704,491
      Inventory deposit - BICO                                             --                   --           (1,000,000)
      Gain on MicroIslet stock                                             --                   --           (1,283,852)
      Equity in loss of unconsolidated subsidiaries                        --                   --              575,412
      Accrued interest contributed to equity                               --                   --              324,879
   Increase (Decrease) in
      Accrued interest payable                                          1,399                  618                2,902
                                                                 ------------         ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                 (27,872)             (23,158)         (29,622,967)
                                                                 ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      --                   --             (303,746)
   Proceeds from sale of property and equipment                            --                   --              175,000
   Cash paid for investment in MicroIslet                                  --                   --           (1,600,000)
   Proceeds from sale of MicroIslet stock                                  --                   --            2,070,726
   Cash paid for investment in Diabecore                                   --                   --             (987,468)
   Proceeds from sale of Diabecore stock                                   --                   --               57,242
   Net activity on notes receivable from related parties                   --                   --             (138,538)
                                                                 ------------         ------------         ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        --                   --             (726,784)
                                                                 ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
     Former majority shareholder and others                                --                   --              396,200
     Current majority shareholder                                      31,000                   --               66,000
     Convertible notes                                                     --                   --               95,000
   Cash paid on notes payable                                              --                   --              (42,500)
   Cash received from sale of common stock                                 --                   --           11,096,834
   Cash received on Regulation S sale of common stock                      --                   --              288,751
   Cash received on sale of common stock to BICO                           --                   --            4,200,000
   Cash received on warrant exercises                                      --                   --              118,066
   Net activity on cash advanced to/received from BICO                     --                   --           14,160,060
   Cash paid to acquire treasury stock                                     --                   --              (35,001)
   Cash contributed as capital to support operations                       --                   --               11,677
                                                                 ------------         ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              31,000                   --           30,355,087
                                                                 ------------         ------------         ------------

INCREASE (DECREASE) IN CASH                                             3,128              (23,158)               5,336
Cash at beginning of period                                             2,208               24,984                   --
                                                                 ------------         ------------         ------------
CASH AT END OF PERIOD                                            $      5,336         $      1,826         $      5,336
                                                                 ============         ============         ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                  Six months ended March 31, 2008 and 2007 and
       Period from July 5, 1989 (date of inception) through March 31, 2008

                                                                                          Period from
                                                                                          July 5, 1989
                                                       Six months        Six months    (date of inception)
                                                         ended             ended            through
                                                        March 31,         March 31,         March 31,
                                                          2008              2007              2008
                                                       ----------        ----------        -----------
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID

   Interest paid for the year                          $       --        $       --        $    11,725
                                                       ==========        ==========        ===========
   Income taxes paid for the year                      $       --        $       --        $        --
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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2008 and 2007


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Truewest Corporation (formerly Diasense, Inc.) (Company) was incorporated on July 5, 1989 in accordance with the Laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of BICO, Inc. (BICO) (formerly Biocontrol Technology, Inc.).

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

On  March  19,  2008,  the  Company  changed  its  corporate  name  to  Truewest
Corporation.

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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At September 30, 2006, the Company had no assets subject to this accounting pronouncement.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2008 and 2007, and subsequent thereto, all issued and outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                                  Period from
                                                                                                  July 5, 1989
                             Six months       Six months      Three months     Three months    (date of inception)
                               ended            ended            ended            ended             through
                              March 31,        March 31,        March 31,        March 31,          March 31,
                                2008             2007             2008             2007               2008
                             -----------      -----------      -----------      -----------       ------------
Net Loss                     $ (29,271)        $(23,776)        $ (15,012)       $ (10,551)       $(48,141,250)

Comprehensive
   income items: None               --               --                --               --                  --
                             ---------         --------         ---------        ---------        ------------

Comprehensive Loss           $ (29,271)        $(23,776)        $ (15,012)       $ (10,551)       $(48,141,250)
                             =========         ========         =========        =========        ============

NOTE G - NOTE PAYABLE TO OFFICER/DIRECTOR

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2008, Mr. Little has advanced approximately $66,000 under this agreement with an initial maturity date of September 30, 2008.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through March 31, 2008, are as follows:

                                                                Period from
                                                               July 5, 1989
                        Six months          Six months      (date of inception)
                          ended               ended              through
                         March 31,           March 31,           March 31,
                           2008                2007                2008
                         -------             -------             -------
Federal:
  Current                $    --             $    --             $    --
  Deferred                    --                  --                  --
                         -------             -------             -------
                              --                  --                  --
                         -------             -------             -------
State:
  Current                     --                  --                  --
  Deferred                    --                  --                  --
                         -------             -------             -------
                              --                  --                  --
                         -------             -------             -------

  Total                  $    --             $    --             $    --
                         =======             =======             =======

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $68,000. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through March 31, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                       Period from
                                                                                                      July 5, 1989
                                                              Six months           Six months      (date of inception)
                                                                ended                ended               through
                                                               March 31,            March 31,            March 31,
                                                                 2008                 2007                 2008
                                                             ------------         ------------         ------------
Statutory rate applied to income before income taxes         $    (10,000)        $     (8,100)        $(16,368,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                   --                   --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward              10,000                8,100           16,368,000
                                                             ------------         ------------         ------------

      Income tax expense                                     $         --         $         --         $         --
                                                             ============         ============         ============

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

The Company's Board of Directors initially approved Item No. 1 above on February 28, 2007 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock. The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors. That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares. The Company's Board of Directors decided not to proceed with that reverse split as announced in its Form 8 K filed on January 19, 2007. The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

On or about December 2, 2008, the Company completed the aforementioned reverse stock split on the basis of one (1) share for each 12,500 shares issued and outstanding, with fractional shares paid in cash at the rate of five ($.05) cents for each fractional share. This action reduced the number of issued and outstanding shares from 22,105,051 to 1,596. The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

On March 17, 2008, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the above mentioned 1 for 5 reverse stock split with stockholder's positions rounded to the nearest whole share with a contemporaneous 100 for 1 forward split of the Company's common stock. This action became effective immediately and the effects are reflected in the accompanying financial statements as of the first day of the first period presented.

As a result of the aforementioned reverse and forward splits, the Company's issued and outstanding shares of common stock went from 22,105,151 to 52,000.



                (Remainder of this page left blank intentionally)

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2008 and 2007


NOTE J - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of March 31, 2008 and 2007, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn
A. Little.

                                            Number of              Weighted
                                          Warrant shares         Average Price
                                          --------------         -------------
Balance at September 30, 2005                 700,000
  Issued                                      500,000              $   0.10
  Exercised                                        --
  Expired                                    (700,000)
                                             --------

Balance at September 30, 2006                 500,000              $   0.10
  Issued                                           --
  Exercised                                        --
  Expired                                          --
                                             --------

Balance at September 30, 2007                 500,000              $   0.10
  Issued                                           --
  Exercised                                        --
  Expired                                          --
                                             --------

Balance at March 31, 2008                     500,000              $   0.10
                                             ========



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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended March 31, 2008 or 2007, respectively.

General and administrative expenses for each of the respective six month periods ended March 31, 2008 and 2007 were nominal, principally professional fees, incurred with the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended March 31, 2008 and 2007, after giving effect to the multiple reverse and forward stock splits, were approximately $(0.56) and $(0.46) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2008 and 2007, the Company had working capital of approximately $(63,600) and $1,200.

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

(5) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On March 17, 2008, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the above mentioned 1 for 5 reverse stock split with stockholder's positions rounded to the nearest whole share with a contemporaneous 100 for 1 forward split of the Company's common stock. This action became effective immediately and the effects are reflected in the accompanying financial statements as of the first day of the first period presented.

As a result of the Company's cumulative reverse and forward split actions, the Company's issued and outstanding shares of common stock went from 1,596 shares issued and outstanding to 52,000 shares issued and outstanding.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      TRUEWEST CORPORATION


Dated: May 1, 2008                    By: /s/ Glenn A. Little
       -----------                       ---------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director