Form 10QSB
period 2008-06-30
Truewest Corp
filed 2008-07-25
CIK 895650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2008: 450,800

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              TRUEWEST CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2008

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                                 BALANCE SHEETS
                             June 30, 2008 and 2007

                                                                           June 30,               June 30,
                                                                             2008                   2007
                                                                         ------------           ------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $     34,723           $      1,620
                                                                         ------------           ------------

       TOTAL CURRENT ASSETS                                                    34,723                  1,620
                                                                         ------------           ------------

TOTAL ASSETS                                                             $     34,723           $      1,620
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
   CURRENT LIABILITIES
     Accounts payable - trade                                            $         --           $         --
     Note payable to current majority stockholder                              66,000                     --
     Accrued interest payable to current majority stockholder                   3,890                  1,024
                                                                         ------------           ------------

       TOTAL CURRENT LIABILITIES                                               69,890                  1,024
                                                                         ------------           ------------

  LONG-TERM LIABILITIES
    Note payable to current majority stockholder                                   --                 30,000
                                                                         ------------           ------------

     TOTAL LIABILITIES                                                         69,890                 31,024
                                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                   --                     --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     450,800 and 52,000 shares issued and outstanding                             451                     52
   Common stock warrants                                                        1,012                  5,000
   Additional paid-in capital                                              48,116,101             48,072,632
   Deficit accumulated during the development stage                       (48,152,731)           (48,107,088)
                                                                         ------------           ------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (35,167)               (29,404)
                                                                         ------------           ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     34,723           $      5,336
                                                                         ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
             Nine and Three months ended June 30, 2008 and 2007 and
       Period from July 5, 1989 (date of inception) through June 30, 2008

                                                                                                            Period from
                                                                                                           July 5, 1989
                                   Nine months       Nine months      Three months      Three months    (date of inception)
                                      ended             ended             ended             ended            through
                                     June 30,          June 30,          June 30,          June 30,          June 30,
                                       2008              2007              2008              2007              2008
                                   ------------      ------------      ------------      ------------      ------------
REVENUES                           $         --      $         --      $         --      $         --      $         --
                                   ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
   General and
    administrative expenses              38,519            33,581            10,606            10,243        17,140,134
   Depreciation expense                      --                --                --                --            91,495
   Research and
    development expense                      --                --                --                --        10,556,405
   Technology and patent
    rights acquired                          --                --                --                --         2,650,000
   Expense related to
    warrant extensions                       --                --                --                --        17,890,676
   Amortization of goodwill                  --                --                --                --           535,057
                                   ------------      ------------      ------------      ------------      ------------
       TOTAL OPERATING EXPENSES          38,519            33,581            10,606            10,243        48,863,767
                                   ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                    (38,519)          (33,581)          (10,606)          (10,243)      (48,863,767)

OTHER INCOME (EXPENSE)
   Interest expense                      (2,387)           (1,018)             (987)             (399)         (340,495)
   Other income                             154               218               114                37         1,043,378
   Other expense                             --                --                --                --           (67,405)
   Equity in loss from
    unconsolidated subsidiaries              --                --                --                --          (575,412)
   Impairment loss                           --                --                --                --          (690,124)
   Gain from sale of
     Diabecore stock                         --                --                --                --            57,242
     MicroIslet stock                        --                --                --                --         1,283,852
                                   ------------      ------------      ------------      ------------      ------------
       TOTAL OTHER
         INCOME (EXPENSE)                (2,233)             (800)             (873)             (362)          711,036
                                   ------------      ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                       (40,752)          (34,381)          (11,479)          (10,605)      (48,152,731)

PROVISION FOR INCOME TAXES                   --                --                --                --                --
                                   ------------      ------------      ------------      ------------      ------------

NET LOSS                           $    (40,752)     $    (34,381)     $    (11,479)     $    (10,605)     $(48,152,731)
                                   ============      ============      ============      ============      ============
Earnings per share of
 common stock outstanding
 computed on net loss -
 basic and fully diluted           $      (0.29)     $      (0.66)     $      (0.04)     $      (0.20)
                                   ============      ============      ============      ============
Weighted-average number
  of shares outstanding -
  basic and fully diluted               139,328            52,000           314,945            52,000
                                   ============      ============      ============      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Nine months ended June 30, 2008 and 2007 and
       Period from July 5, 1989 (date of inception) through June 30, 2008

                                                                                                         Period from
                                                                                                         July 5, 1989
                                                                 Nine months         Nine months      (date of inception)
                                                                    ended               ended              through
                                                                   June 30,            June 30,            June 30,
                                                                     2008                2007                2008
                                                                 ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                              $    (40,752)       $    (34,881)       $(48,152,731)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                        --                  --             626,552
      Gain on sale of Diabecore stock                                      --                  --             (57,242)
      Warrants issued for services                                         --                  --             515,515
      Expense related to warrant extensions                                --                  --          17,890,676
      Common stock issued for services                                     --                  --             138,950
      Common stock issued for License and Marketing agreement              --                  --              80,000
      Impairment loss                                                      --                  --             704,491
      Inventory deposit - BICO                                             --                  --          (1,000,000)
      Gain on MicroIslet stock                                             --                  --          (1,283,852)
      Equity in loss of unconsolidated subsidiaries                        --                  --             575,412
      Accrued interest contributed to equity                               --                  --             324,879
      Increase (Decrease) in
        Accrued interest payable                                        2,387               1,017               3,890
                                                                 ------------        ------------        ------------
          NET CASH USED IN OPERATING ACTIVITIES                       (38,365)            (33,364)        (29,633,460)
                                                                 ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      --                  --            (303,746)
   Proceeds from sale of property and equipment                            --                  --             175,000
   Cash paid for investment in MicroIslet                                  --                  --          (1,600,000)
   Proceeds from sale of MicroIslet stock                                  --                  --           2,070,726
   Cash paid for investment in Diabecore                                   --                  --            (987,468)
   Proceeds from sale of Diabecore stock                                   --                  --              57,242
   Net activity on notes receivable from related parties                   --                  --            (138,538)
                                                                 ------------        ------------        ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                  --            (726,784)
                                                                 ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from notes payable to
     Former majority shareholder and others                                --                  --             396,200
     Current majority shareholder                                      31,000              10,000              66,000
     Convertible notes                                                     --                  --              95,000
   Cash paid on notes payable                                              --                  --             (42,500)
   Cash received from sale of common stock                                 --                  --          11,096,834
   Cash received on Regulation S sale of common stock                      --                  --             288,751
   Cash received on sale of common stock to BICO                           --                  --           4,200,000
   Cash received on warrant exercises                                  39,880                  --             157,946
   Net activity on cash advanced to/received from BICO                     --                  --          14,160,060
   Cash paid to acquire treasury stock                                     --                  --             (35,001)
   Cash contributed as capital to support operations                       --                  --              11,677
                                                                 ------------        ------------        ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    70,880              10,000          30,394,967
                                                                 ------------        ------------        ------------

INCREASE (DECREASE) IN CASH                                            32,515             (23,364)             34,723
Cash at beginning of period                                             2,208              24,984                  --
                                                                 ------------        ------------        ------------
CASH AT END OF PERIOD                                            $     34,723        $      1,620        $     34,723
                                                                 ============        ============        ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                   Six months ended June 30, 2008 and 2007 and
       Period from July 5, 1989 (date of inception) through June 30, 2008

                                                                                                    Period from
                                                                                                    July 5, 1989
                                                         Six months            Six months       (date of inception)
                                                           ended                 ended                through
                                                          June 30,              June 30,              June 30,
                                                            2008                  2007                  2008
                                                        ------------          ------------          ------------
SUPPLEMENTAL DISCLOSURE OF INTEREST
AND INCOME TAXES PAID
    Interest paid for the year                          $         --          $         --          $     11,725
                                                        ============          ============          ============
    Income taxes paid for the year                      $         --          $         --          $         --
                                                        ============          ============          ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
    Issuance of 371,000 shares of common stock
     to satisfy $303,000 note payable                   $         --          $         --          $    303,000
                                                        ============          ============          ============
    Issuance of 3,000,000 shares of common stock
     to BICO in payment of intercompany debt            $         --          $         --          $ 10,500,000
                                                        ============          ============          ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2008 and 2007

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Truewest Corporation (formerly Diasense, Inc.) (Company) was incorporated on July 5, 1989 in accordance with the Laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of BICO, Inc. (formerly Biocontrol Technology, Inc.)
(BICO).

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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At June 30, 2008, the Company had no assets subject to this accounting pronouncement.

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2008 and 2007, and subsequent thereto, all issued and outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

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

NOTE F - CALCULATION OF COMPREHENSIVE INCOME (LOSS)

                                                                                                 Period from
                                                                                                 July 5, 1989
                        Nine months       Nine months       Three months      Three months    (date of inception)
                           ended             ended             ended             ended              through
                          June 30,          June 30,          June 30,          March 31            June 30,
                            2008              2007              2008              2007                2008
                        ------------      ------------      ------------      ------------        ------------
Net Loss                $    (40,752)     $    (34,381)     $    (11,479)     $    (10,605)       $(48,152,731)

Comprehensive
 income items: None               --                --                --                --                  --
                        ------------      ------------      ------------      ------------        ------------

Comprehensive Loss      $    (40,752)     $    (34,381)     $    (11,479)     $    (10,605)       $(48,152,731)
                        ============      ============      ============      ============        ============

NOTE G - NOTE PAYABLE TO OFFICER/DIRECTOR

On September 29, 2006, the Company and it's sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through June 30, 2008, Mr. Little has advanced an aggregate of approximately $66,000 under this agreement with an initial maturity date of September 30, 2008.

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended June 30, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through June 30, 2008, are as follows:

                                                                Period from
                                                               July 5, 1989
                        Nine months         Nine months     (date of inception)
                          ended               ended              through
                         June 30,            June 30,            June 30,
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
                         =======             =======             =======

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $80,000. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended June 30, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through June 30, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                 Period from
                                                                                                 July 5, 1989
                                                          Six months         Six months      (date of inception)
                                                             ended              ended              through
                                                            June 30,           June 30,            June 30,
                                                              2008               2007                2008
                                                          ------------       ------------        ------------
Statutory rate applied to income before income taxes      $    (14,000)      $    (12,000)       $(16,372,000)
Increase (decrease) in income taxes resulting from:
 State income taxes                                                 --                 --                  --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward            14,000             12,000          16,372,000
                                                          ------------       ------------        ------------

       Income tax expense                                 $         --       $         --        $         --
                                                          ============       ============        ============

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

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

On May 1, 2008, 398,800 warrants were exercised and effected the issuance of 398,800 shares of restricted, unregistered common stock for gross proceeds of $39,880. There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares issued upon the exercise of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

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


                (Remainder of this page left blank intentionally)

                              TRUEWEST CORPORATION
                            (formerly Diasense, Inc.)
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2008 and 2007

NOTE J - STOCK WARRANTS

During August 2006, the Company reached termination agreements with all holders of the Company's Common Stock Warrants and terminated all issued and outstanding warrants. As of June 30, 2008 and 2007, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn
A. Little.

On May 1, 2008, 398,800 warrants were exercised to acquire an equivalent number of restricted, unregistered shares of common stock for gross proceeds of $39,880.

                                           Number of            Weighted
                                         Warrant shares       Average Price
                                         --------------       -------------

Balance at September 30, 2005               700,000
  Issued                                    500,000              $ 0.10
  Exercised                                      --                  --
  Expired                                  (700,000)
                                           --------

Balance at September 30, 2006               500,000              $ 0.10
  Issued                                         --
  Exercised                                      --
  Expired                                        --
                                           --------

Balance at September 30, 2007               500,000              $ 0.10
  Issued                                         --
  Exercised                                (398,800)              (0.10)
  Expired                                        --
                                           --------

Balance at June 30, 2008                    101,200              $ 0.10
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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended June 30, 2008 or 2007, respectively.

General and administrative expenses for each of the respective nine month periods ended June 30, 2008 and 2007 were approximately $38,500 and $33,500, respectively, consisting principally of professional fees and other costs related to the maintenance of the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2008 and 2007, after giving effect to the multiple reverse and forward stock splits, were approximately $(0.29) and $(0.66) based on the weighted-average shares issued and outstanding at the end of each respective period, after adjusting for the reverse stock splits and issuance of new shares in the quarter ended June 30, 2008, as discussed in the accompanying notes to the financial statements.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, the Company had working capital of approximately $(35,000) and $600, respectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On May 1, 2008, a total of 398,800 warrants, including 367,075 warrants held by Glenn A. Little, were exercised at a price of $0.10 per share which resulted in the issuance of 398,800 shares of restricted, unregistered common stock for a gross proceeds of $39,880. There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares issued upon the exercise of the corresponding warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        TRUEWEST CORPORATION


Dated: July 23, 2008                    By: /s/ Glenn A. Little
       -------------                       -------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director