Form 10KSB
period 2008-09-30
Truewest Corp
filed 2008-10-17
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-KSB

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The issuer's revenues for the fiscal year ended September 30, 2008 were $-0-.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October10, 2008 was approximately $197,775 based upon 65,925 shares held by non-affiliates and a closing market price of $3.00 per share as reported on www.bigcharts.com based on the last trade dated September 23, 2008.

As of October 15, 2008, there were 450,800 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes ☐  No ☒

Truewest Corporation

Annual Report on Form 10-KSB for the year ended September 30, 2008

Index to Contents

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

PART I

Item 1 - Description of Business

Truewest Corporation was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., (“Truewest”, or the "Company") a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO Inc. (BICO).  BICO owned approximately 52% of Truewest until July 23, 2004 when BICO sold its entire ownership interest, 11,975,000 shares of common stock, to Dominion Assets, LLC. The focus of the business was the research and development of a noninvasive glucose sensor.  As of November 2002 the Company was dependent solely on BICO to provide the funding for ongoing operations and BICO stopped funding  due to its own financial difficulties.  Without funding, between November 2002 and July 2004, the Company had to suspend operations and stop further development of our noninvasive glucose sensor.  We resumed limited operations in July 2004 and subsequently resumed development of our noninvasive glucose sensor in April 2005.  Since the Company’s inception, none of the Company’s business endeavors since inception have been successful.

On August 16, 2006, the Company received two letters from Dominion Assets, LLC ("Dominion"), demanding immediate payment of principal and interest under, respectively, (i) that certain Demand Note, dated July 23, 2004, in a principal amount of $1,954,936, issued by the Company to BICO, Inc. ("BICO") and assigned by BICO to Dominion, as amended effective September 28, 2004 (the "Demand Note"), and (ii) the additional loans totaling $50,700 in principal amount extended by Dominion to the Company under that certain Note and Security Agreement, dated October 29, 2004, by and between the Company and Dominion, as amended.

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement (the "Voluntary Surrender Agreement") with Dominion Assets, LLC ("Dominion") whereby all of the Company's assets, pledged as collateral to secure loan agreements under which the Company is in default, were repossessed.  Dominion is the majority shareholder of the Company.  Keith R. Keeling owns a majority 75% interest in Dominion and was also a former member of the Company's Board of Directors and the former CEO of the Company until resigning from both such positions with the Company on August 4, 2006.

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

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants from the $125,000 aggregate purchase price.

On September 18, 2006, connected with yet separate from the aforementioned Unit Purchase Agreement, the Company entered into a Share Purchase Agreement with Dominion, the Company’s then-majority shareholder, whereby the Company purchased from Dominion 11,975,000 shares of common stock of the Company for a purchase price of $1.00.  The shares were cancelled upon receipt by the Company and returned to unissued status.

Pursuant to the provisions of the Unit Purchase Agreement on September 18, 2006, the  Board of  Directors  appointed  Glenn A.  Little as a Director of Truewest, to serve until the next annual meeting of the shareholders of Truewest or until his successor is duly elected and qualified and as Chief Executive Officer.  Mr. Little was appointed as a Director and Chief Executive Officer of the Company.

Effective September 18, 2006, Anthony Patera resigned from his positions as (i) the Executive Vice President and (ii) a member of the Board of Directors of the Company.  Notification of such resignation was received from Mr. Patera on September 18, 2006 via a letter addressed to Glenn Little, a member of the Board of Directors of the Company.

As a result of these transactions Mr. Little became the majority stockholder of the Company and acts as the Company’s sole officer and director.

Redomicile and change of corporate name

On January 22, 2007, the Company filed Articles of Merger and Plan of Merger with the Commonwealth of Pennsylvania and the State of Nevada to change the Company’s domicile from Pennsylvania to Nevada by means of a merger with and into a Nevada corporation formed on November 3, 2006 solely for the purpose of effecting the reincorporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation maintained the Company’s corporate name of Diasense, Inc. and modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.  The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 19, 2008, the Company changed its corporate name to Truewest Corporation.

Matters related to the Company’s common equity

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company.  The actions at this meeting included 1) to reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and 2) to change the Company’s state of incorporation from Pennsylvania to Nevada.  On January 19, 2006, shareholders holding a majority of the Company’s common stock voted to rescind the reverse stock portion of the previous approval.

On June 20, 2007, the Company filed another Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company’s Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting “1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share and 2. To increase the number of shares the Company is authorized to issue to 100,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001 to be issued in such services and designations as determined from time to time by the Board of Directors.

The Company's Board of Directors initially approved Item No. 1 above on February 28, 2007 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock.  The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors.  That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares.  The Company’s Board of Directors decided not to proceed with that reverse split as announced in its Form 8!K filed on January 19, 2007.  The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

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

On March 17, 2008, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the above mentioned 1 for 5 reverse stock split with stockholder’s positions rounded to the nearest whole share with a contemporaneous 100 for 1 forward split of the Company’s common stock.  This action became effective immediately and the effects are reflected in the accompanying financial statements as of the first day of the first period presented.

As a result of the aforementioned reverse and forward splits, the Company’s issued and outstanding shares of common stock went from 22,105,151 to 52,000.

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

Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History Makes Potential Difficult to Assess

The Company has had no operating history nor any revenues or earnings from operations since the Company’s emergence from bankruptcy.  The Company has limited financial resources and no operating activities.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business Acquired

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Management; Limited Participation of Management

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Little anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Little. The loss of the services of Mr. Little would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest

The Company’s sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company’s principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

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

Probable Change in Control of the Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

No Public Market Exists

There is currently no public market for the Company’s common stock, and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares May Be Required

The future registration of certain “restricted securities” may or may not be required depending on the current or future promulgations of Rule 144 under the Securities Act of 1933, as amended, and/or current or future positions of the SEC or FINRA.

Rule 144 Sales

Of the 450,800 presently issued and outstanding shares of the Company’s stock, approximately 384,875 shares are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted securities, these shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or pursuant to other applicable state securities law(s).  A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of  present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop.

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

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

We can give no assurances as to the market for our common stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “TRWS.”  There is a limited market for our shares.  We cannot assure you that an active trading market will develop, or if it does, that it will be sustained.

We do not currently pay dividends on our common stock and do not anticipate doing so in the future.

We have paid no cash dividends on our common stock, and there can be no assurance that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain any earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit agreement prohibit the payment of any dividends to the holders of our common stock.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are quoted on the OTC Bulletin Board.  Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  As a consequence, our stock price may not reflect an actual or perceived value.  Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Item 2 - Description of Property

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.  The Company’s telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-
time by other businesses of the Company’s sole officer and director.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company.  The actions at this meeting included 1) to reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and 2) to change the Company’s state of incorporation from Pennsylvania to Nevada.  On January 19, 2006, shareholders holding a majority of the Company’s common stock voted to rescind the reverse stock portion of the previous approval.

On June 20, 2007, the Company filed another Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company’s Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting “1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share and 2. To increase the number of shares the Company is authorized to issue to 100,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001 to be issued in such services and designations as determined from time to time by the Board of Directors.

The Company's Board of Directors initially approved Item No. 1 above on February 28, 2007 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock.  The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors.  That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares.  The Company’s Board of Directors decided not to proceed with that reverse split as announced in its Form 8!K filed on January 19, 2007.  The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

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

On March 17, 2008, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the above mentioned 1 for 5 reverse stock split with stockholder’s positions rounded to the nearest whole share with a contemporaneous 100 for 1 forward split of the Company’s common stock.  This action became effective immediately and the effects are reflected in the accompanying financial statements as of the first day of the first period presented.

As a result of the aforementioned reverse and forward splits, the Company’s issued and outstanding shares of common stock went from 22,105,151 to 52,000.

PART II

Item 5 - Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Trading

The Company’s securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5).  The Company’s trading symbol is “TRWS”  As of the date of this report, the Company’s securities have experienced irregular and infrequent trading volumes and pricing.

The table below sets forth the high and low bid prices for the Company's common stock as obtained from the “historical quotes” section of www.bigcharts.com.  Bids represent inter!dealer prices, without retail mark!up, markdown or commissions, and may not represent actual transactions.  We specifically note that the last three documented trades of the Company’s securities (dated April 17, 2008, July 8, 2008 and September 23, 2008) totaled 400 shares total, as reported on www.bigcharts.com, with the last reported trade being dated September 23, 2008 at $3.00 per share.

The following table sets forth the high and low closing bid prices for the periods indicated:

	High	Low
Year ended September 30, 2007
1st Quarter	not listed for trading
2nd Quarter (*)	$533.78	$17.08
3rd Quarter (*)	$25.62	$12.81
4th Quarter (*)	$12.81	$8.54

Year ended September 30, 2008
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$2.25
4th Quarter	$2.25	$12.00

(*) - as adjusted for the cumulative effects of the various reverse and forward stock splits as previously discussed.

These quotations were sourced from the “historical quotes” section of www.bigcharts.com and represent inter-dealer prices without retail markup, markdown or commissions.  Accordingly, these quotations may or may not necessarily represent actual transactions.

As of October 15, 2008, there were approximately 296 shareholders of record of the Company's common stock

Common Stock

The Company’s Articles of Incorporation authorize the issuance of 100,000,000 shares of $0.001 par value Common Stock.  Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote.  The Company’s Articles of Incorporation do not permit for cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation.  Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights.  All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable.   To the extent that additional shares of the Company’s Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Preferred Stock

The Company’s Articles of Incorporation allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Stock Option Plan

The Company currently has no stock option plan.

Dividend policy

No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.  It is the current policy to retain all earnings, if any, to support future growth and expansion.

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

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants.

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

Recent Acquisition of Securities

On September 18, 2006, connected with yet separate from the aforementioned Unit Purchase Agreement, the Company entered into a Share Purchase Agreement with Dominion, the Company’s then-majority shareholder, whereby the Company purchased from Dominion 11,975,000 shares of common stock of the Company for a purchase price of $1.00.  The shares were cancelled upon receipt by the Company and returned to unissued status.

Restricted Securities

We currently have approximately 384,875 shares of issued and outstanding common stock that qualify as “restricted securities” as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

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

Item 6 - Management’s Discussion and Analysis or Plan of Operation

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

General

The Company was initially incorporated as Diasense, Inc. on July 5, 1989 in accordance with the Laws of the Commonwealth of Pennsylvania.

On January 22, 2007, the Company filed Articles of Merger and Plan of Merger with the Commonwealth of Pennsylvania and the State of Nevada to change the Company’s domicile from Pennsylvania to Nevada by means of a merger with and into a Nevada corporation formed on November 3, 2006 solely for the purpose of effecting the reincorporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation maintained the Company’s corporate name of Diasense, Inc. and modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.  Although the merger documents were filed in both Pennsylvania and Nevada on January 22, 2007, the Commonwealth of Pennsylvania required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until March 22, 2007 which formally completed the domicile relocation to Nevada.  The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 19, 2008, the Company changed its corporate name to Truewest Corporation.

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement with Dominion whereby all of the Company's assets, which had previously been pledged as collateral to secure loan agreements were repossessed.  Through the date of the Voluntary Surrender Agreement, the Company’s business efforts were focused on developing a noninvasive glucose sensor (Sensor).  The Sensor was proposed to use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company has never fully or successfully implemented any business plan(s) and, accordingly, is considered to be in the development stage.

Results of Operations

The Company had no operating revenue for either of the years ended September 30, 2008 or 2007, respectively.  The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for each of the years ended September 30, 2008 and 2007 were approximately $45,000 and $39,000, respectively.  The Fiscal 2008 expenses were related to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.  The Fiscal 2007 expenses were related to the aforementioned change in control transaction and the maintenance of the corporate entity and compliance with the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2008 expenditure levels until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2008 and 2007 were approximately $(0.21) and $(0.76) per share based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the cumulative effect of all reverse and forward split transactions which are reflected as of the first day of the first period presented in the accompanying financial statements.

Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company’s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company’s common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Management

The Company is a blank check or shell corporation, and currently has no full-time employees. Glenn A. Little is the Company’s sole officer, director, and controlling shareholder. All references herein to management of the Company are to Mr. Little.  Mr. Little, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Little and the potential demands of the Company’s activities. See Item 7, “Certain Relationships and Related Transactions - Conflicts of Interest.”

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

Search for Business Opportunities

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

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

Liquidity and Capital Resources

At September 30, 2008 and 2007, respectively, the Company had working capital of approximately $(39,500) and $(34,300), respectively.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of Goff, Backa, Alfrea & Company, LLC

On December 18, 2006, the Company received a letter dated December 6, 2006, whereby the Company’s Registered Independent Public Accounting Firm, Goff, Backa, Alfrea & Company, LLC of Pittsburgh, PA (GBACO) formally acknowledged prior oral communication from the Company’s current management that, as a result of the September 18, 2006 change in control transaction, that GBACO’s services would no longer be required.

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

Appointment of S. W. Hatfield, CPA

The Company has engaged the Registered Independent Certified Public Accounting Firm of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company’s auditors.

During the Company's two most recent fiscal years (ended September 30, 2005 and 2004) and from October 1, 2005 to the date of this Report, the Company had not consulted with S. W. Hatfield, CPA regarding either (I) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements, and either written  or oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (ii) or any matter that was the subject of a disagreement or event required to be reported under Item 304(a)(1)(iv) of the Regulation S-B and the related instructions thereto.

Management’s Statement with regard to Discontinued Audit Practice

The Company’s statement of operations, changes in shareholders’ equity and cash flows for the period from July 5, 1989 (date of inception) through September 30, 1997 were audited by the CPA Firm of Thompson Dugan PC.  The Company’s management makes the following statement for the users of this filing and the Company’s financial statements: “The accounting and auditing practice of Thompson Dugan, PC has been discontinued.  Accordingly, for all periods subsequent to the date of any of Thompson Dugan, PC's issued audit reports and/or consent statements, there have been no subsequent event audit procedures performed by Thompson Dugan PC on the financial statements of Diasense, Inc. Additionally, the cessation of operations of Thompson Dugan, PC and the discontinuance of their auditing services severely impacts the ability of investors to sue, and potentially, recover damages from Thompson Dugan, PC for material misstatements or omissions, if any, in any document filed with the U. S. Securities and Exchange Commission containing any report or consent issued by Thompson Dugan, PC, including the financial statements covered in Thompson Dugan's audit report(s) and/or consent statements."

Item 8A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Glenn A. Little	55	President, Chief Executive Officer Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

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

Mr. Little currently serves as an officer and director of Eight Dragons Company, Truewest Corporation and 8888 Acquisition Corp., all Nevada corporations.  Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Additionally, each of the afore-referenced companies for which Mr. Little acts as an officer and director may be deemed reporting shell corporations.  Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

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

Indemnification of Officers and Directors.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company.  There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities.  Such conflicts may require that the Company attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company’s other shareholders.  In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company’s other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders.  Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

(Remainder of this page left blank intentionally)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn A. Little,	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Principal Executive Officer	2007	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2006	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Glenn A. Little (4)	384,875	85.38%

Directors and officers as a group	384,875	85.38%
(1 person)

(1)
On October 15, 2008, there were 450,800 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  We have 101,200 outstanding stock warrants and no outstanding stock options.

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

(3)
In determining the percent of voting stock owned by a person on September 30, 2008 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 450,800 shares of common stock outstanding on September 30, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Little is our sole officer and director. Mr. Little’s address is 211 West Wall Street, Midland, Texas 79701.

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

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants from the $125,000 aggregate purchase price.

On May 1, 2008, a total of 367,075 warrants held by Glenn A. Little, were exercised at a price of $0.10 per share which resulted in the issuance of 367,075 shares of restricted, unregistered common stock for a gross proceeds of $36,707.50.  There were no commissions or underwriting discounts paid in conjunction with this transaction and the Company believes that the shares issued upon the exercise of the corresponding warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.  The Company’s telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-
time by other businesses of the Company’s sole officer and director.

Item 13 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	September 30,	September 30,
	2008	2007

1. Audit fees	$7,228	$12,431
2. Audit-related fees	—	—
3. Tax fees	585	780
4. All other fees	—	—

Totals	$7,813	$13,211

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

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

(Remainder of this page left blank intentionally)

(Financial statements start on next page)

Truewest Corporation
(formerly Diasense, Inc.)
Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets
as of September 30, 2008 and 2007	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2008 and 2007
and for the period from July 5, 1989 (date of inception)
through September 30, 2008	F-4

Statement of Changes in Stockholders' Equity
for the period from July 5, 1989 (date of inception)
through September 30, 2008	F-5

Statements of Cash Flows
for the years ended September 30, 2008 and 2007
and for the period from July 5, 1989 (date of inception)
through September 30, 2008	F-10

Notes to Financial Statements	F-11

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders
Truewest Corporation

We have audited the accompanying balance sheets of Truewest Corporation (formerly Diasense, Inc.) (Company) (a Nevada corporation and a development stage company) as of September 30, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years ended September 30, 2008 and 2007 and for the period from October 1, 2005 through September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of the Company as of September 30, 2005 and for the period from October 1, 1997 through September 30, 2005 and for the period from July 5, 1989 (date of inception) through September 30, 1997 were audited by other auditors whose reports were dated January 4, 2006 and December 30, 1997, respectively, both of which included a paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  These audit opinions accompanied the Company’s financial statements in its Annual Report on Form 10-KSB for the year ended September 30, 2006.  Neither auditor performed any additional audit procedures subsequent to the date of their respective report.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Truewest Corporation (formerly Diasense, Inc.) as of September 30, 2008 and 2007 and the results of its operations and its cash flows for each of the two years ended September 30, 2008 and 2007 and for the period from October 1, 2005 through September 30, 2008, respectively,  in conformity with accounting principles generally accepted in the United States of America.

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

         /s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
October 7, 2008

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Balance Sheets
September 30, 2008 and 2007

	September 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash on hand and in bank	$31,323	$2,208

Total Current Assets	31,323	2,208

Total Assets	$31,323	$2,208

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	66,000	—
Accrued interest payable to controlling stockholder	4,888	1,503

Total Current Liabilities	70,888	1,503

Long-Term Liabilities
Note payable to controlling stockholder	—	35,000

Total Liabilities	70,888	36,503

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 and 52,000 shares issued and outstanding	451	52
Additional paid-in capital	48,116,101	48,072,632
Common stock warrants	1,012	5,000
Deficit accumulated during the development stage	(48,157,129)	(48,111,979)

Total Stockholders’ Equity (Deficit)	(39,565)	(34,295)

Total Liabilities and Stockholders’ Equity	$31,323	$2,208

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statements of Operations
Years ended September 30, 2008 and 2007 and
Period from July 5, 1989 (date of inception) through September 30, 2008

			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	42,065	38,083	17,143,680
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	42,065	38,003	48,867,313

Loss from operations	(42,065)	(38,003)	(48,867,313)

Other Income (Expense)
Interest expense	(3,385)	(1,496)	(341,493)
Other income	300	227	1,043,524
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,084
Total other income (expense)	(3,085)	(1,269)	710,184

Loss before provision for income taxes	(45,150)	(39,272)	(48,157,129)

Provision for income taxes	—	—	—

Net Loss	$(45,150)	$(39,272)	$(48,157,129)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.21)	$(0.76)

Weighted-average number of shares outstanding - basic and fully diluted	217,622	52,000

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statement of Changes in Stockholders’ Equity
Period from July 5, 1989 (date of inception) through September 30, 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid-in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total
July 10, 1989 issuance of common stock to BICO for License and Marketing agreement	8,000,000	$80,000	$—	$—	$—	$—	$80,000

August 21-December 31, 1989 sale of common stock pursuant to first Private Placement Memorandum	656,000	6,560	—	321,440	—	—	328,000

September 29, 1989 issuance of common stock in connection with patent rights acquired by BICO	1,040,000	1,040	—	509,600	—	—	520,000

Net loss for the year	—	—	—	—	—	(80,000)	(80,000)
Balances at December 31, 1989	9,696,000	96,960	—	831,040	—	(80,000)	848,000

January 1 -December 31, 1990 sale of common stock pursuant to first Private Placement Memorandum	1,240,000	12,400	—	607,600	—	—	620,000

May 1-August 31, 1990 issuance of common stock in settlement of debt Warrants issued to BICO	—	—	—	—	27,500	—	27,500

Net loss for the year	—	—	—	—	—	(497,628)	(497,628)
Balances at December 31, 1990	11,072,000	110,720	—	1,505,280	27,500	(577,628)	1,065,872

January 1-December 31, 1991 sale of common stock pursuant to first Private Placement Memorandum	768,000	7,680	—	376,320	—	—	384,000

Second Private Placement Memorandum	3,948,000	39,482	—	3,896,468	—	—	3,935,950

December 31, 1991 common stock subscription	—	—	62,500	—	—	—	62,500

Warrants issued to BICO	—	—	—	—	19,085	—	19,085

Net loss for the year	—	—	—	—	—	(3,650,203)	(3,650,203)
Balances at December 31, 1991	15,788,250	$157,882	$62,500	$5,778,068	$46,585	$(4,227,831)	$1,817,204

- Continued -

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statement of Changes in Stockholders’ Equity - Continued
Period from July 5, 1989 (date of inception) through September 30, 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid-in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total

Balances at December 31, 1991	15,788,250	$157,882	$62,500	$5,778,068	$46,585	$(4,227,831)	$1,817,204

January 1-December 31, 1992 sale of common stock pursuant to
second Private Placement Memorandum	986,750	9,868	—	976,883	—	—	986,751
third Private Placement Memorandum	7,212	72	—	25,170	—	—	25,242
fourth Private Placement Memorandum	120,000	1,200	—	418,800	—	—	420,000

January 1992 issuance of common stock in settlement of debt	235,000	2,350	—	232,650	—	—	235,000

January 1992 settlement of common stock subscriptions	62,500	625	(62,500)	61,875	—	—	—

Net loss for the year	—	—	—	—	—	(2,846,584)	(2,846,584)
Balances at September 30, 1992	17,199,712	171,997	—	7,493,446	46,585	(7,074,415)	637,613

October 1992 sale of common stock pursuant to fourth Private Placement Memorandum	180,000	1,800	—	628,200	—	—	630,000
June - July, 1993 warrant exercise	25,000	250	—	28,520	(3,770)	—	25,000

Net loss for the year	—	—	—	—	—	(3,763,101)	(3,763,101)
Balances at September 30, 1993	17,404,712	174,047	—	8,150,166	41,815	(10,837,516)	(2,470,488)

October 1993-September 1994 sale of Registered common stock	230,961	2,309	—	783,936	—	—	786,245

June 2003 Regulation S sale of common stock	91,667	917	—	287,834	—	—	288,751

Common stock issued for consulting fees	7,200	72	—	25,128	—	—	25,200

November 1993-August 1994 warrant exercise	105,000	1,050	—	38,950	(2,500)	—	37,500

Purchase of treasury stock	(10,000)	(100)	—	(34,900)	—	—	(35,000)

Sale of treasury stock	10,000	100	—	34,900	—	—	35,000

Net loss for the year	—	—	—	—	—	(5,145,081)	(5,145,081)
Balances at September 30, 1994	17,839,540	$178,395	$—	$9,286,014	$40,315	$(15,982,597)	$(6,477,873)

- Continued -

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statement of Changes in Stockholders’ Equity - Continued
Period from July 5, 1989 (date of inception) through September 30, 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid—in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total

Balances at September 30, 1994	17,839,540	$178,395	$—	$9,286,014	$40,315	$(15,982,597)	$(6,477,873)

October 1994-September 1994 sale of

Registered common stock	437,768	4,378	—	1,497,114	—		1,501,492
						—
July 12, 1995 issuance of restricted common stock to BICO	1,200,000	12,000	—	4,188,000	—		4,200,000

Common stock issued for consulting fees	17,500	175	—	61,075	—	—	61,250
						—

May 1995 issuance of common stock in settlement of debt	3,000,000	30,000	—	10,470,000	—		10,500,000

Warrant extensions	—	—	—	—	4,625,000	—	4,625,000

October 1994 - September 1995 warrant exercise	29,512	295	—	9,771	—	—	10,066

Net loss for the year	—	—	—	—	—	(10,336,514)	(10,336,514)
Balances at September 30, 1995	22,524,320	225,243	—	25,511,974	4,665,315	(26,319,111)	4,083,421

October 1995 - September 1996 sale of Registered common stock	410,731	4,108	—	1,361,047	—		1,365,155
						—
Common stock issued for consulting fees Registered	10,000	100	—	34,900	—		35,000

Unregistered, restricted	5,000	50	—	17,450	—	—	17,500

Warrant extensions	—	—	—	—	7,640,468	—	7,640,468

October 1995 - September 1996 warrant exercise	56,000	560	—	27,440	—	—	28,000

Net loss for the year	—	—	—	—	—	(9,018,258)	(9,018,258)
Balances at September 30, 1996	23,006,051	230,061	—	26,952,811	12,305,783	(35,337,369)	4,151,286

October 1996 - September 1997purchase of treasury stock	(27,000)	(270)	—	(94,230)	—		(94,500)

Warrant extensions	—	—	—	—	5,593,875	—	5,593,875

Net loss for the year	—	—	—	—	—	(6,564,837)	(6,564,837)
Balances at September 30, 1997	22,979,051	$229,791	$—	$26,858,581	$17,899,658	$(41,902,206)	$3,085,824

- Continued -

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statement of Changes in Stockholders’ Equity - Continued
Period from July 5, 1989 (date of inception) through September 30, 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid—in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total

Balances at September 30, 1997	22,979,051	$229,791	$—	$26,858,581	$17,899,658	$(41,902,206)	$3,085,824

October 1997 - September 1998 sale of Registered common stock	1,000	10	—	3,490	—	—	3,500

Warrant extensions	—	—	—	—	25,000	—	25,000

Warrant expirations	—	—	—	2,400,000	(2,400,000)	—	—

Net loss for the year	—	—	—	—	—	(2,914,329)	(2,914,329)
Balances at September 30, 1998	22,980,051	229,801	—	29,262,071	15,524,658	(44,816,535)	199,995

Warrants issued for services	—	—	—	—	228,538	—	228,538

Warrant extensions	—	—	—	—	6,333	—	6,333

Warrant expirations	—	—	—	377,625	(377,625)	—	—

Net loss for the year	—	—	—	—	—	(487,756)	(487,756)
Balances at September 30, 1999	22,980,051	229,801	—	29,639,696	15,381,904	(45,304,291)	(52,890)

Warrant extensions	—	—	—	—	230,178	—	230,178

Warrant expirations	—	—	—	291,250	(291,250)	—	—

Net loss for the year	—	—	—	—	—	(695,438)	(695,438)
Balances at September 30, 2000	22,980,051	229,801	—	29,930,946	15,320,832	(45,999,729)	(518,150)

Warrants issued for services	—	—	—	—	55,199	—	55,199

Net loss for the year	—	—	—	—	—	(1,755,563)	(1,755,563)
Balances at September 30, 2001	22,980,051	229,801	—	29,930,946	15,376,031	(47,755,292)	(2,218,514)

Warrant expirations	—	—	—	57,407	(57,407)	—	—

Net loss for the year	—	—	—	—	—	(461,103)	(461,103)
Balances at September 30, 2002	22,980,051	229,801	—	29,988,353	15,318,624	(48,216,395)	(2,679,617)

Warrant expirations	—	—	—	3,309,422	(3,309,422)	—	—

Net loss for the year	—	—	—	—	—	719,681	719,681
Balances at September 30, 2003	22,980,051	$229,801	$—	$33,297,775	$12,009,202	$(47,496,714)	$(1,959,936)

- Continued -

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statement of Changes in Stockholders’ Equity - Continued
Period from July 5, 1989 (date of inception) through September 30, 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid—in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total

Balances at September 30, 2003	22,980,051	$229,801	$—	$33,297,775	$12,009,202	$(47,496,714)	$(1,959,936)

Warrant expirations	—	—	—	8,161,724	(8,161,724)	—	—

Net loss for the year	—	—	—	—	—	—	—
Balances at September 30, 2004	22,980,051	229,801	—	41,479,499	3,827,478	(47,496,714)	(1,959,936)

Warrants issued for services	—	—	—	—	1,600	—	1,600

Warrant expirations	—	—	—	3,103,396	(3,103,396)	—	—

Net loss for the year	—	—	—	—	—	(206,580)	(206,580)
Balances at September 30, 2005	22,980,051	229,801	—	44,582,895	725,682	(47,703,294)	(2,164,916)

September 13, 2006 sale of 1,000 Units consisting of 11,100 shares of restricted,
unregistered common stock and 500 common stock warrants each	11,100,000	111,000	—	9,000	5,000	—	125,000

September 18, 2006 Warrant cancellation	—	—	—	725,682	(725,682)	—	—

September 25, 2006 purchase and retirement of treasury stock	(11,975,000)	(119,750)	—	119,749	—	—	(1)

Capital contributed to support operations	—	—	—	11,677	—	—	11,677

Related party cancellation of debt	—	—	—	2,402,630	—	—	2,402,630

Net income for the year	—	—	—	—	—	(369,413)	(369,413)
Balances at September 30, 2006	22,105,151	221,051	—	47,851,633	5,000	(48,072,707)	4,977

Effect of redomicile to Nevada	—	(198,946)	—	198,946	—	—	—

Cumulative effect of Fiscal 2008 reverse and forward stock splits	(22,053,151)	(22,053)	—	22,053	—	—	—

Net loss for the year	—	—	—	—	—	(39,272)	(39,272)
Balances at September 30, 2007	52,000	$52	—	$48,072,632	$5,000	$(48,111,979)	$(34,295)

- Continued -

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statement of Changes in Stockholders’ Equity - Continued
Period from July 5, 1989 (date of inception) through September 30, 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid—in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total

Balances at September 30, 2007	52,000	$52	$—	$48,072,632	$5,000	$(48,111,979)	$(34,295)

Issuance of common stock for cash upon exercise of warrants	398,800	399	—	43,469	(3,988)	—	39,880

Net loss for the year	—	—	—	—	—	(45,150)	(45,150)

Balances at September 30, 2008	450,800	$451	$—	$48,116,101	$1,012	$(48,157,129)	$(39,595)

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statements of Cash Flows
Years ended September 30, 2008 and 2007 and
Period from July 5, 1989 (date of inception) through September 30, 2008

			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net income (loss) for the period	$(45,150)	$(39,272)	$(48,157,129)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of Diabecore stock	—	—	(57,242)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Gain on MicroIslet stock	—	—	(1,283,852)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	—	—	—
Accrued interest payable	3,385	1,496	4,888
Net cash used in operating activities	(41,765)	(39,272)	(29,636,860)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Cash paid for investment in MicroIslet	—	—	(1,600,000)
Proceeds from sale of MicroIslet stock	—	—	2,070,726
Cash paid for investment in Diabecore	—	—	(987,468)
Proceeds from sale of Diabecore stock	—	—	57,242
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	31,000	15,000	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	39,880	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	70,880	15,000	30,394,966

Increase (Decrease) in Cash	29,115	(22,776)	31,323

Cash at beginning of period	2,208	24,984	—

Cash at end of period	$31,323	$2,208	$31,323

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statements of Cash Flows - Continued
Years ended September 30, 2008 and 2007 and
Period from July 5, 1989 (date of inception) through September 30, 2008

			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$—	$—	$10,500,000

The accompanying notes are an integral part of these financial statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements
September 30, 2008 and 2007

Note A - Organization and Description of Business

Truewest Corporation (Company) was incorporated on July 5, 1989 as Diasense, Inc. in accordance with the Laws of the Commonwealth of Pennsylvania.

On January 22, 2007, the Company filed Articles of Merger and Plan of Merger with the Commonwealth of Pennsylvania and the State of Nevada to change the Company’s domicile from Pennsylvania to Nevada by means of a merger with and into a Nevada corporation formed on November 3, 2006 solely for the purpose of effecting the reincorporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation maintained the Company’s corporate name of Diasense, Inc. and modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.  Although the merger documents were filed in both Pennsylvania and Nevada on January 22, 2007, the Commonwealth of Pennsylvania required completion of certain documents in order to issue a tax clearance certificate to complete the merger. The required tax clearance was not issued until March 22,, 2007 which formally completed the domicile relocation to Nevada.  The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 19, 2008, the Company changed its corporate name to Truewest Corporation.

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement whereby all of the Company's assets, which had previously been pledged as collateral to secure loan agreements by and between the Company and Company’s lender, who was also the Company’s majority shareholder, under which the Company was then in default, were repossessed.  Through the date of the Voluntary Surrender Agreement, the Company’s business efforts were focused on developing a noninvasive glucose sensor (Sensor).  The Sensor was proposed to use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

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

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

2.	Property and Equipment - continued

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.  At September 30, 2006, the Company had no assets subject to this accounting pronouncement.

3.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At September 30, 2008 and 2007, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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

Research and development expenses were charged to operations as incurred.  Patents, Licenses and Marketing Agreements acquired from the Company’s former parent company were charged to operations as acquired.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Calculation of Comprehensive Income (Loss)

			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Net Loss	$(45,150)	$(39,272)	$(48,157,129)

Comprehensive Income items: None	—	—	—

Comprehensive Loss	$(45,150)	$(39,272)	$(48,157,129)

Note G - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2008 and 2007, respectively, Mr. Little has advanced approximately $66,000 and $35,000 under this agreement.  This loan matured on September 30, 2008.  The Company and Mr. Little intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Little has made no demand for payment.

(Remainder of this page left blank intentionally)

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through September 30, 2008, are as follows:

Period from
July 5, 1989
(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—
Total	$—	$—	$—

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $84,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended September 30, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through September 30, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Statutory rate applied to income before income taxes	$(15,000)	$(13,000)	$(16,373,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	15,000	13,000	16,373,000

Income tax expense	$—	$—	$—

(Remainder of this page left blank intentionally)

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of September 30, 2008 and 2007, respectively, after taking the September 2006 change in control into consideration:

	September 30,	September 30,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$15,000	$13,000
Less valuation allowance	(15,000)	(13,000)

Net Deferred Tax Asset	$—	$—

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

The common stock purchase warrants can be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants.

On September 18, 2006, connected with yet separate from the aforementioned Unit Purchase Agreement, the Company entered into a Share Purchase Agreement with Dominion, the Company’s then-majority shareholder, whereby the Company purchased from Dominion 11,975,000 shares of common stock of the Company for a purchase price of $1.00.  The shares were cancelled upon receipt by the Company and returned to unissued status.

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company.  The actions at this meeting included 1) to reverse split the currently issued and outstanding common stock (Reverse Split) of the Company on a 100,000 shares for one (1) share basis, with no stockholder being reversed to less than a round lot of 100 shares; and 2) to change the Company’s state of incorporation from Pennsylvania to Nevada.  On January 19, 2006, shareholders holding a majority of the Company’s common stock voted to rescind the reverse stock portion of the previous approval.

On June 20, 2007, the Company filed another Preliminary Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting the following actions to be taken by the Company’s Board of Directors pursuant to actions taken by a written consent of a majority of stockholders without meeting “1. To reverse split the currently issued and outstanding common stock (the "Common Stock") of the Company on a 12,500 shares for 1 share basis, with fractional shares paid in cash at the rate of ($.05) cents for each fractional share and 2. To increase the number of shares the Company is authorized to issue to 100,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001 to be issued in such services and designations as determined from time to time by the Board of Directors.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note I - Common Stock Transactions - Continued

The Company's Board of Directors initially approved Item No. 1 above on February 28, 2007 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock.  The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors.  That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares.  The Company’s Board of Directors decided not to proceed with that reverse split as announced in its Form 8!K filed on January 19, 2007.  The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

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

On March 17, 2008, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 with respect to the above mentioned 1 for 5 reverse stock split with stockholder’s positions rounded to the nearest whole share with a contemporaneous 100 for 1 forward split of the Company’s common stock.  This action became effective immediately and the effects are reflected in the accompanying financial statements as of the first day of the first period presented.

As a result of the aforementioned reverse and forward splits, the Company’s issued and outstanding shares of common stock went from 22,105,151 to 52,000.

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

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note J - Stock Warrants

During August 2006, the Company reached termination agreements with all holders of the Company’s Common Stock Warrants and terminated all issued and outstanding warrants.  As of September 30, 2008 and 2007, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

On May 1, 2008, 398,800 warrants were exercised to acquire an equivalent number of restricted, unregistered shares of common stock for gross proceeds of $39,880.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2006	500,000	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2007	500,000	$0.10
Issued	—	—
Exercised	(398,800)	(0.10)
Expired	—	—

Balance at September 30, 2008	101,200	$0.10

(Remainder of this page left blank intentionally)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

 Truewest Corporation

Dated: October 15, 2008	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: October 15, 2008	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer
Chief Financial Officer and Director