Form 10-Q
period 2008-12-31
Truewest Corp
filed 2009-01-26
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 33-56574

Truewest Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	25-1605848
( State of incorporation)	(IRS Employer ID Number)

211 West Wall Street, Midland, TX 79701
(Address of principal executive offices)

(432) 682-1761
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒ NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:January 26, 2009: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO ☒

Truewest Corporation

Form 10-Q for the Quarter ended September 30, 2008

Part I
Item 1 - Financial Statements

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Balance Sheets
December 31, 2008 and September 30, 2008

	(Unaudited)	(Audited)
	December 31,	September 30,
	2008	2008
ASSETS
Current Assets
Cash on hand and in bank	$26,830	$31,323

Total Current Assets	26,830	31,323

Total Assets	$26,830	$31,323

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	66,000	66,000
Accrued interest payable to controlling stockholder	5,886	4,888

Total Current Liabilities	71,886	70,888

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	71,886	70,888

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,162,620)	(48,157,129)

Total Stockholders’ Equity (Deficit)	(45,056)	(39,565)

Total Liabilities and Stockholders’ Equity	$26,830	$31,323

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statements of Operations
Three months ended December 31, 2008 and 2007 and
Period from July 5, 1989 (date of inception) through December 31, 2008

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	4,635	13,678	17,148,315
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	4,635	13,678	48,871,948

Loss from operations	(4,635)	(13,678)	(48,871,948)

Other Income (Expense)
Interest expense	(998)	(603)	(342,491)
Other income	142	22	1,043,666
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,084
Total other income (expense)	(856)	(581)	709,328

Loss before provision for income taxes	(5,491)	(14,259)	(48,162,620)

Provision for income taxes	—	—	—

Net Loss	$(5,491)	$(14,259)	$(48,162,620)

Earnings per share of common stock
outstanding computed on net loss — basic and fully diluted	$(0.01)	$(0.03)

Weighted—average number of shares
outstanding — basic and fully diluted	450,800	450,800

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statements of Cash Flows
Three months ended December 31, 2008 and 2007 and
Period from July 5, 1989 (date of inception) through December 31, 2008

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net income (loss) for the period	$(5,491)	$(14,259)	$(48,162,620)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of Diabecore stock	—	—	(57,242)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit — BICO	—	—	(1,000,000)
Loss on MicroIslet stock	—	—	(1,283,852)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	—	—	—
Accrued interest payable	998	603	4,888
Net cash used in operating activities	(4,493)	(13,656)	(29,641,353)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Cash paid for investment in MicroIslet	—	—	(1,600,000)
Proceeds from sale of MicroIslet stock	—	—	2,070,726
Cash paid for investment in Diabecore	—	—	(987,468)
Proceeds from sale of Diabecore stock	—	—	57,242
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	—	16,000	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	—	16,000	30,394,966

Increase (Decrease) in Cash	$(4,493)	$2,344	$26,830

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Statements of Cash Flows
Three months ended December 31, 2008 and 2007 and
Period from July 5, 1989 (date of inception) through December 31, 2008

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Increase (Decrease) in Cash	$(4,493)	$2,344	$26,830

Cash at beginning of period	31,323	2,208	—

Cash at end of period	$26,830	$4,552	$26,830

Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 371,000 shares of common stock
to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock
to BICO in payment of intercompany debt	$—	$—	$10,500,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company’s financial statements for the year ended September 30, 2008.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2009.

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
December 31, 2008 and 2007

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.  At December 31, 2006, the Company had no assets subject to this accounting pronouncement.

3.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally consisting of accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of December 31, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At December 31, 2008 and 2007, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2008 and 2007

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

Note F - Calculation of Comprehensive Income (Loss)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Net Loss	$(5,491)	$(14,259)	$(48,162,620)

Comprehensive Income items: None	—	—	—

Comprehensive Loss	$(5,491)	$(14,259)	$(48,162,620)

Note G - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through December 31, 2008 and 2007, respectively, Mr. Little has advanced approximately $66,000 and $51,000 under this agreement.  This loan matured on September 30, 2008.  The Company and Mr. Little intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Little has made no demand for payment.

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2008 and 2007

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through December 31, 2008, are as follows:

Period from
July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $90,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2008 and 2007 and for the period from July 5, 1989 (date of inception) through December 31, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Statutory rate applied to income before income taxes	$(1,900)	$(4,800)	$(16,374,900)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,900	4,800	16,374,900

Income tax expense	$—	$—	$—

(Remainder of this page left blank intentionally)

Truewest Corporation
(formerly Diasense, Inc.)
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2008 and 2007

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
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note I - Common Stock Transactions - Continued

The Company's Board of Directors initially approved Item No. 1 above on February 28, 2007 and recommended that the Company effect the reverse split of its currently issued and outstanding Common Stock.  The Board of Directors approved Item No. 2 above on December 1, 2006 in connection with the Company's change of domicile from Pennsylvania to Nevada at which time the Company's authorized capital stock was increased from 40,000,000 shares of common stock par value $0.01 to 100,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock par value $0.001 to be issued in such series and designations as may be determined by the Board of Directors.  That approval was adopted at the same time as a proposed 100,000 to 1 reverse split with fractional shares rounded up to the nearest whole share and no shareholder rounded to less than a round lot of 100 shares.  The Company’s Board of Directors decided not to proceed with that reverse split as announced in its Form 8−K filed on January 19, 2007.  The change in domicile, however, from Pennsylvania to Nevada was completed and as a result the Company's authorized capital was increased as stated above.

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

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2007	500,000	$0.10
Issued	—	—
Exercised	(398,800)	(0.10)
Expired	—	—
Balance at September 30, 2008	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2008	101,200	$0.10

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(1)	Plan of Operations

The Company had no revenue for either of the three month periods ended December 31, 2008 or 2007, respectively.

General and administrative expenses of approximately $4,600 and $13,700, respectively, for the three month periods ended December 31, 2008 and 2007, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended December 31, 2008 and 2007 were $(0.01) and $(0.03) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At December 31, 2008 and 2007, the Company had working capital of approximately $(45,000) and $(48,500), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(1)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(3)	Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(4)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

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

Truewest Corporation

Dated: January 26, 2009	/s/ Glenn Little
Glenn Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director