Form 10-Q
period 2009-03-31
Truewest Corp
filed 2009-04-22
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 33-56574

Truewest Corporation
(Exact name of registrant as specified in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒ NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 14, 2009:  450,800

Transitional Small Business Disclosure Format (check one): YES  ☐ NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended March 31, 2009

Part I
Item 1 - Financial Statements

Truewest Corporation
(a development stage company)
Balance Sheets
March 31, 2009 and September 30, 2008

	(Unaudited)	(Audited)
	March 31,	September 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$24,607	$31,323

Total Current Assets	24,607	31,323

Total Assets	$24,607	$31,323

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to current majority stockholder	66,000	66,000
Accrued interest payable to current majority stockholder	6,862	4,888

Total Current Liabilities	72,862	70,888

Long-Term Liabilities	—	—

Total Liabilities	72,862	70,888

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,165,819)	(48,157,129)

Total Stockholders’ Equity (Deficit)	(48,255)	(39,565)

Total Liabilities and Stockholders’ Equity	$24,607	$31,323

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Statements of Operations
Six and Three months ended March 31, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through March 31, 2009

(Unaudited)

					Period from
					July 5, 1989
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	6,905	27,913	2,270	14,235	17,150,585
Depreciation expense	—	—	—	—	91,495
Research and development expense	—	—	—	—	10,556,405
Technology and patent rights acquired	—	—	—	—	2,650,000
Expense related to warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057

Total operating expenses	6,905	27,913	2,270	14,235	48,874,218

Loss from operations	(6,905)	(27,913)	(2,270)	(14,235)	(48,874,218)

Other Income (Expense)
Interest expense	(1,974)	(1,399)	(976)	(796)	(343,467)
Other income	189	41	47	19	1,043,713
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094

Total other income (expense)	(1,785)	(1,358)	(929)	(777)	708,399

Loss before provision for income taxes	(8,690)	(29,271)	(3,199)	(15,012)	(48,165,819)

Provision for income taxes	—	—	—	—	—

Net Loss	$(8,690)	$(29,271)	$(3,199)	$(15,012)	$(48,165,819)

Earnings per share of common stock outstanding
computed on net loss -
basic and fully diluted	$(0.17)	$(0.56)	$(0.06)	$(0.29)

Weighted-average number of shares outstanding -
basic and fully diluted	52,000	52,000	52,000	52,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Statements of Cash Flows
Six months ended March 31, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through March 31, 2009

(Unaudited)

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net income (loss) for the period	$(8,690)	$(29,271)	$(48,165,819)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Impairment loss	—	—	704,491
Gain on sale of stock	—	—	(1,341,094)
Expense related to warrant extensions	—	—	17,890,676
Warrants issued for services	—	—	515,515
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Inventory deposit - BICO	—	—	(1,000,000)
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accrued interest payable	1,974	1,399	6,862
Net cash used in operating activities	(6,716)	(27,872)	(29,643,575)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Cash paid for investment in MicroIslet & Diabecore	—	—	(2,587,468)
Proceeds from sale of MicroIslet & Diabecore stock	—	—	2,127,968
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to Former majority shareholder and others	—	—	396,200
Current majority shareholder	—	31,000	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	—	31,000	30,394,966

Increase (Decrease) in Cash	(6,716)	3,128	24,607
Cash at beginning of period	31,323	2,208	—

Cash at end of period	$24,607	$5,336	$24,607

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Statements of Cash Flows - Continued
Six months ended March 31, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through March 31, 2009

(Unaudited)

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$—	$—	$10,500,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Notes to Financial Statements
March 31, 2009 and 2008

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

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2009 and 2008

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

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2009 and 2008

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.  As of the Company’s last fiscal year-end, September 30, 2008, and March 31, 2009, the Company had no assets subject to this accounting pronouncement.

3.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005.  The Company does not anticipate any examinations of returns filed since 2005.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

4.	Earnings (loss) per share - continued

At March 31, 2009 and 2008, the Company’s outstanding warrants which may be converted into 101,200 shares of common stock for gross proceeds of approximately $10,120 are considered to be common stock equivalents; however, using the treasury stock method, the issued and outstanding warrants are considered anti-dilutive.

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

7.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

Note F - Calculation of Comprehensive Income (Loss)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Net (loss) for the period	$(8,690)	$(29,271)	$(48,165,819)
Comprehensive Income items: None	—	—	—

Comprehensive Loss	$(8,690)	$(29,271)	$(48,165,819)

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note G - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through March 31, 2009 and December 31, 2008, respectively, Mr. Little has advanced approximately $66,000 under this agreement.  This loan matured on September 30, 2008.  The Company and Mr. Little intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Little has made no demand for payment.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2009 and 2008 and for the period from July 5, 1989 (date of inception) through March 31, 2009, are as follows:

Period from
July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $93,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2009 and 2008 and for the period from July 5, 1989 (date of inception) through March 31, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(3,000)	$(10,000)	$(16,376,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	3,000	10,000	16,376,000

Income tax expense	$—	$—	$—

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2009 and 2008

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

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2009 and 2008

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

Note J - Stock Warrants

During August 2006, the Company reached termination agreements with all holders of the Company’s Common Stock Warrants and terminated all issued and outstanding warrants.  As of March 31, 2009 and 2008, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.  On May 1, 2008, 398,800 warrants were exercised to acquire an equivalent number of restricted, unregistered shares of common stock for gross proceeds of $39,880.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2007	500,000	$0.10
Issued	—	—
Exercised	(398,800)	(0.10)
Expired	—	—
Balance at September 30, 2008	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at March 31, 2009	101,200	$0.10

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

(2)         Plan of Operations

The Company had no revenue for either of the six or three month periods ended March 31, 2009 and 2008, respectively.

General and administrative expenses of approximately $6,900 and $28,000, respectively, for the six month periods ended March 31, 2009 and 2008, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective six and three month periods ended March 31, 2009 and 2008 were approximately
$(0.17), $(0.56), $(0.06), and $(0.29), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2009 and 2008, the Company had working capital of approximately $(48,000) and $(64,000), respectively.

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

Item 4 - Controls and Procedures

(a)	Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.

(b)    Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Truewest Corporation

Dated: April 14, 2009	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director