Form 10-Q/A
period 2009-03-31
Truewest Corp
filed 2009-06-09
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 26, 2009:  450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended March 31, 2009

NOTE TO READER

This amended filing corrects a clerical error which failed to reset the weighted-average number of shares issued and outstanding for purposes of calculating earnings per share on the accompanying statement of operations and comprehensive loss and in the corresponding narrative in Part I - Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Other than this change, there are no other changes or corrections of previously reported information in this document.

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
(a development stage company)
Statements of Operations
Six and Three months ended March 31, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through March 31, 2009

(Unaudited)

					Period from
					July 5, 1989
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	6,905	27,913	2,270	14,235	17,150,585
Depreciation expense	—	—	—	—	91,495
Research and development expense	—	—	—	—	10,556,405
Technology and patent rights acquired	—	—	—	—	2,650,000
Expense related to warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057
Total operating expenses	6,905	27,913	2,270	14,235	48,874,218

Loss from operations	(6,905)	(27,913)	(2,270)	(14,235)	(48,874,218)

Other Income (Expense)
Interest expense	(1,974)	(1,399)	(976)	(796)	(343,467)
Other income	189	41	47	19	1,043,713
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094
Total other income (expense)	(1,785)	(1,358)	(929)	(777)	708,399

Loss before provision for income taxes	(8,690)	(29,271)	(3,199)	(15,012)	(48,165,819)

Provision for income taxes	—	—	—	—	—

Net Loss	$(8,690)	$(29,271)	$(3,199)	$(15,012)	$(48,165,819)

Earnings per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.02)	$(0.06)	$(0.01)	$(0.03)

Weighted-average number of shares outstanding - basic and fully diluted	450,800	450,800	450,800	450,800

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

Earnings per share for the respective six and three month periods ended March 31, 2009 and 2008 were approximately
$(0.02), $(0.06), $(0.01), $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act).  As of the end of the period covered by this report, management, including the chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective; however, a clerical error was not properly detected which caused an erroneous calculation of our weighted-average number of shares outstanding and calculation of loss per share to be originally disclosed.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Findings

In light of the restatement of our weighted-average number of shares outstanding and our corresponding loss per shares, as disclosed, we incurred a technical failure in the Company's internal control over financing reporting due to the limitations in the Company's accounting resources.  However, management continues to believe that our existing controls and procedures were and remain effective and will be enhanced by additional proofreading of our documents prior to filing.

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

Truewest Corporation

Dated: June 9, 2009	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director