Form 10-K
period 2009-09-30
Truewest Corp
filed 2009-10-26
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  NO ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☒  NO ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 20, 2009 was approximately $13,185 based upon 65,925 shares held by non-affiliates and a closing market price of $0.20 per share on October 20, 2009.

As of October 20, 2009, there were 450,800 shares of Common Stock issued and outstanding.

Truewest Corporation

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

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

The analysis of business  opportunities will be undertaken by or under the supervision of Glenn A. Little, our  president and sole director.  In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•	Potential for future earnings and appreciation of value of securities;
•	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
•	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
•	Historical results of operation;
•	Liquidity and availability of capital resources;
•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
•	Amount of debt and contingent liabilities; and
•	The products and/or services and marketing concepts of the target company.

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

Item 1A - Risk Factors

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History makes Potential Difficult to Assess

The Company has had no operating history nor any revenues or earnings from operations since 1989.  All efforts from our  inception through 1989 were unsuccessful.  The Company has no assets or financial resources.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our sole officer and director is also our largest stockholder and control a significant percentage of our common stock, the Company competes with businesses owned by him and his interests may conflict with those of our other stockholders.

As of the date of this filing, Glenn A. Little, our Chief Executive Officer, Chief Financial Officer and sole director beneficially owns approximately 85.38% of our issued and outstanding common stock.  As a result, this stockholder is able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Further, Glenn A. Little holds equivalent positions in other entities identical or similar to the Company.  Accordingly, the Company is engaged in direct competition with other comparable entities either owned or controlled by Mr. Little.  Mr Little’s interests in these entities present potential conflicts of interest with those of the Company and its stockholders.

It is anticipated that the Company’s principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction.  In this process, the Company’s principal shareholders may consider his own personal pecuniary benefit rather than the best interest of other Company shareholders.  Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

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

Type of Business To Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors.  Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

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

Only One Director and Officer

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the Company’s President, will be the only person responsible in conducting the day-to-day operations of the Company.  The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.  Mr. Little  anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so.  The Company does not anticipate obtaining key man life insurance on Mr. Little.  The loss of the services of Mr. Little would adversely affect development of the Company’s business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company’s operations.  Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company’s officers and directors.  (See Management.)

Possible Need For Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity.  Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital.  In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder.  However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by the Company’s officer, without any input by shareholders.  Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company.  In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers’ (NASD) OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities.  The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and © receive from the person a manually signed and dated copy of the written statement.  It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.  Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Company’s management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be A Scarcity of and/or Significant Competition For Business Opportunities and/or Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  These audited financial statements must be furnished within 4 days following the effective date of a business combination.  Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10.  The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

Probable Change in Control of The Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company’s common stock he owns so to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

There is currently a limited  public market for the Company’s common stock, via the “Pink Sheets” and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile.  Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

It is the SEC’s position that securities issued by a “shell” company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”), but must be registered under the Securities Act of 1933.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.  The Company will make appropriate provisions under the Securities Act of 1933 to register the Company’s shares for resale.”

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

Additional Risks Doing Business in a Foreign Country

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

Item 2 - Properties

The Company currently maintains a mailing address at 211 West Wall Street, Midland, Texas 79701.  The Company’s telephone number there is (432) 682-1761.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s President.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading

The Company’s securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5).  The Company’s trading symbol is “TRWS”  As of the date of this report, the Company’s securities have experienced irregular and infrequent trading volumes and pricing.

The table below sets forth the high and low bid prices for the Company's common stock as obtained from the “historical quotes” section of www.bigcharts.com.  Bids represent inter−dealer prices, without retail mark−up, markdown or commissions, and may not represent actual transactions.  We specifically note that the last three documented trades of the Company’s securities (dated October 24, 2008, July 31, 2009 and October 8, 2009) were for 100 shares each, 300 shares total, as reported on www.bigcharts.com, with the last reported trade being dated October 8, 2009 at $0.20 per share.

The following table sets forth the high and low closing bid prices for the periods indicated:

	High	Low
Year ended September 30, 2008
1st Quarter (October 2007-December 2007)	$0.25	$0.25
2nd Quarter (January 2008-March 2008)	$0.25	$0.25
3rd Quarter (April 2008-June 2008)	$2.25	$0.25
4th Quarter (July 2008-September 2008)	$3.00	$2.25

Year ended September 30, 2009
1st Quarter (October 2008-December 2008)	$3.00	$1.25
2nd Quarter (January 2009-March 2009)	$1.25	$1.25
3rd Quarter (April 2009-June 2009)	$1.25	$1.25
4th Quarter (July 2009-September 2009)	$1.25	$0.20

These quotations were sourced from the “historical quotes” section of www.bigcharts.com and represent inter-dealer prices without retail markup, markdown or commissions.  Accordingly, these quotations may or may not necessarily represent actual transactions.

As of October 20, 2009, there were approximately 296 shareholders of record of the Company's common stock

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

Item 6 - Selected Financial Data

Not required for registrant.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company had no operating revenue for either of the years ended September 30, 2009 or 2008, respectively.  The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for each of the years ended September 30, 2009 and 2008 were approximately $11,400 and $45,000, respectively.  All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2009 expenditure levels until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2009 and 2008 were approximately $(0.03) and $(0.21) per share based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the cumulative effect of all reverse and forward split transactions which are reflected as of the first day of the first period presented in the accompanying financial statements.

(4)	Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Exchange Act registered corporation.  As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

Management

The Company is a shell corporation, and currently has no full-time employees.  Glenn A. Little is the Company’s sole officer, director, and controlling stockholder.  All references herein to management of the Company are to Mr. Little.  Mr. Little, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Little and the potential demands of the Company’s activities.

The amount of time spent by Mr. Little on the activities of the Company is not predictable.  Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Little will actually be required to spend to locate a suitable target company.  Mr. Little estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

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

At September 30, 2009 and 2008, respectively, the Company had working capital of approximately $(54,700) and $(39,600), respectively.

The Company and it’s controlling stockholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2009 and 2008, respectively, Mr. Little has advanced approximately $66,000 under this agreement.  This loan matured on September 30, 2008.  The Company and Mr. Little intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Little has made no demand for payment.

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to fulfill its current business plan.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company’s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended September 30, 2009.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	56	President, Chief Executive Officer Chief Financial Officer and Director

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

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute.  Set forth below is a discussion of Nevada law regarding  indemnification which we believe discloses the material aspects of such law on this subject.  The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or  respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

•	conducted himself in good faith;
•
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding.  If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection  with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.  The corporation may also pay or  reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors'  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken  within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law.  Limitations on liability provided for in our Articles of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive  officers and directors.  The inclusion of these provisions in our Articles of Incorporation may have the effect of  reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons  whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors,  officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in  connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at 211 West Wall Street, Midland, TX 76701.  The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to its Chief Executive Officer and Chief Financial Officer, which was filed as an exhibit to this Form 10-K for the year ended September 30, 2009.  A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 211 West Wall Street, Midland, TX 76701.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended September 30, 2009 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

Item 11 - Executive Compensation

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn A. Little,	2009	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Principal Executive Officer	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2007	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

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
(1 person)

(1)
On October 20, 2009, there were 450,800 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  We have 101,200 outstanding stock warrants and no outstanding stock options.

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

(3)
In determining the percent of voting stock owned by a person on September 30, 2009 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (I) the 450,800 shares of common stock outstanding on September 30, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Little is our sole officer and director. Mr. Little’s address is 211 West Wall Street, Midland, Texas 79701.

Item 13 - Certain Relationships and Related Transactions

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	September 30,	September 30,
	2008	2007

1. Audit fees	$7,800	$7,228
2. Audit-related fees	—	—
3. Tax fees	300	585
4. All other fees	—	—

Totals	$8,100	$7,813

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by auditing standards generally accepted in the United States of America.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2009 and 2008 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2009 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

Exhibits

14.1	Financial Code of Ethics
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(Remainder of this page left blank intentionally)

(Financial statements follow, beginning on Page F-1)

TRUEWEST CORPORATION

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets
as of September 30, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2009 and 2008
and for the period from July 5, 1989 (date of inception)
through September 30, 2009	F-4

Statement of Changes in Stockholders' Equity
for the years ended September 30, 2009 and 2008	F-5

Statements of Cash Flows
for the years ended September 30, 2009 and 2008
and for the period from July 5, 1989 (date of inception)
through September 30, 2009	F-6

Notes to Financial Statements	F-8

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders
Truewest Corporation

We have audited the accompanying balance sheets of Truewest Corporation (Company) (a Nevada corporation and a development stage company) as of September 30, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years ended September 30, 2009 and 2008, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Truewest Corporation as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the two years ended September 30, 2009 and 2008, respectively,  in conformity with accounting principles generally accepted in the United States of America.

The columns on each of the accompanying statements of operations and comprehensive loss and the statements of cash flows labeled for the period July 5, 1989 (date of inception) through September 30, 2009 are unaudited and, as such, we express no opinion or other form of assurance on the representations made therein.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
October 19, 2009

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$20,142	$31,323

Total Current Assets	20,142	31,323

Total Assets	$20,142	$31,323

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	66,000	66,000
Accrued interest payable to controlling stockholder	8,848	4,888

Total Liabilities	74,848	70,888

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,172,270)	(48,157,129)

Total Stockholders’ Equity (Deficit)	(54,706)	(39,565)

Total Liabilities and Stockholders’ Equity	$20,142	$31,323

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended September 30, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through September 30, 2009

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	11,379	42,065	17,155,059
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	11,379	42,065	48,878,692

Loss from operations	(11,379)	(42,065)	(48,878,692)

Other Income (Expense)
Interest expense	(3,960)	(3,385)	(345,453)
Other income	198	300	1,043,722
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,094
Total other income (expense)	(3,762)	(3,085)	706,422

Loss before provision for income taxes	(15,141)	(45,150)	(48,172,270)

Provision for income taxes	—	—	—

Net Loss	(15,141)	(45,150)	(48,172,270)

Comprehensive income	—	—	—

Comprehensive Loss	$(15,141)	$(45,150)	$(48,172,270)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.03)	$(0.21)

Weighted-average number of shares outstanding - basic and fully diluted	450,800	217,622

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statement of Changes in Stockholders’ Equity
For the years ended September 30, 2009 and 2008

						Deficit
						accumulated
			Common	Additional		during the
	Common Stock		stock	paid-in		development
	Shares	Amount	subscribed	capital	Warrants	stage	Total

Balances at October 1, 2007	22,105,151	$221,051	—	$47,851,633	$5,000	$(48,111,979)	$(34,295)

Effect of redomicile to Nevada	—	(198,946)	—	198,946	—	—	—

Cumulative effect of Fiscal 2008
reverse and forward stock splits	(22,053,151)	(22,053)	—	22,053	—	—	—

Issuance of common stock for cash
upon exercise of warrants	398,800	399	—	43,469	(3,988)	—	39,880

Net loss for the year	—	—	—	—	—	(45,150)	(45,150)

Balances at September 30, 2008	450,800	51	—	48,116,101	1,012	(48,157,129)	(39,595)

Net loss for the year	—	—	—	—	—	(15,141)	(15,141)

Balances at September 30, 2009	450,800	$51	$—	$48,116,101	$1,012	$(48,172,270)	$(54,706)

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Years ended September 30, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through September 30, 2009

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(15,141)	$(45,150)	$(48,172,270)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	—	—	—
Accrued interest payable	3,960	3,385	8,848
Net cash used in operating activities	(11,181)	(41,765)	(29,648,041)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock
purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	—	31,000	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	39,880	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	—	70,880	30,394,967

Increase (Decrease) in Cash	(11,181)	29,115	20,142
Cash at beginning of period	31,323	2,208	—

Cash at end of period	$20,142	$31,323	$20,142

- Continued -

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Years ended September 30, 2009 and 2008 and
Period from July 5, 1989 (date of inception) through September 30, 2009

			(Unaudited)
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
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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

In accordance with the provisions required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification whereby the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.  Effective September 30, 2006, the Company had no assets subject to this accounting pronouncement.

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

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

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

At September 30, 2009 and 2008, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

5.         Treasury Stock

The Company accounts for treasury stock acquisitions and sales pursuant to the tenets of the Equity Topic of the FASB Accounting Standards Codification whereby treasury stock acquisitions are first charged against par value and any excess purchase price is first charged to additional paid-in capital and then to retained earnings.  Any subsequent sale of treasury stock is first credited to par value and any excess is credited to additional paid-in capital.

6.         Research and development costs

Research and development expenses were charged to operations as incurred.  Patents, Licenses and Marketing Agreements acquired from the Company’s former parent company were charged to operations as acquired.

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2009 and 2008, respectively, Mr. Little has advanced approximately $66,000 under this agreement.  This loan matured on September 30, 2008.  The Company and Mr. Little intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Little has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2009 and 2008 and for the period from July 5, 1989 (date of inception) through September 30, 2009, are as follows:

(Unaudited)
Period from
July 5, 1989
(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $95,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended September 30, 2009 and 2008 and for the period from July 5, 1989 (date of inception) through September 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(5,000)	$(15,000)	$(16,378,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	5,000	15,000	16,378,000

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of September 30, 2009 and 2008, respectively, after taking the September 2006 change in control into consideration:

	September 30,	September 30,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$20,000	$15,000
Less valuation allowance	(20,000)	(15,000)

Net Deferred Tax Asset	$—	$—

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

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note H - Common Stock Transactions - Continued

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

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note I - Stock Warrants

During August 2006, the Company reached termination agreements with all holders of the Company’s Common Stock Warrants and terminated all issued and outstanding warrants.  As of September 30, 2009 and 2008, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

On May 1, 2008, 398,800 warrants were exercised to acquire an equivalent number of restricted, unregistered shares of common stock for gross proceeds of $39,880.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2007	500,000	$0.10
Issued	—	—
Exercised	(398,800)	(0.10)
Expired	—	—
Balance at September 30, 2008	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2009	101,200	$0.10

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Truewest Corporation

Dated: October 22, 2009	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Truewest Corporation

Dated: October 22, 2009	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer