Form 10-Q
period 2010-03-31
Truewest Corp
filed 2010-04-26
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 23, 2010: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended December 31, 2009

Part I

Item 1 - Financial Statements

Truewest Corporation
(a development stage company)
Balance Sheets
March 31, 2010 and September 30, 2009

	(Unaudited)	(Audited)
	March 31,	September 30,
	2010	2009
ASSETS

Current Assets
Cash on hand and in bank	$14,252	$20,142

Total Current Assets	14,252	20,142

Total Assets	$14,252	$20,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	66,000	66,000
Accrued interest payable to controlling stockholder	10,822	8,848

Total Current Liabilities	76,822	74,848

Total Liabilities	76,822	74,848

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Common stock warrants	1,012	1,012
Additional paid-in capital	48,116,101	48,116,101
Deficit accumulated during the development stage	(48,180,134)	(48,172,270)

Total Stockholders’ Equity (Deficit)	(62,570)	(54,706)

Total Liabilities and Stockholders’ Equity	$14,252	$20,142

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Statements of Operations
Six and Three months ended March 31, 2010 and
Period from July 5, 1989 (date of inception) through March 31, 2010

(Unaudited)

					Period from
					July 5, 1989
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	5,890	6,905	1,695	2,270	17,160,949
Depreciation expense	—	—	—	—	91,495
Research and development expense	—	—	—	—	10,556,405
Technology and patent rights acquired	—	—	—	—	2,650,000
Expense related to warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057
Total operating expenses	5,890	6,905	1,695	2,270	48,884,582

Loss from operations	(5,890)	(6,905)	(1,695)	(2,270)	(48,884,582)

Other Income (Expense)
Interest expense	(1,974)	(1,974)	(976)	(976)	(347,427)
Other income	—	189	—	47	1,043,713
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094
Total other income (expense)	(1,974)	(1,785)	(976)	(929)	704,448

Loss before provision for income taxes	(7,864)	(8,690)	(2,671)	(3,199)	(48,180,134)

Provision for income taxes	—	—	—	—	—

Net Loss	$(7,864)	$(8,690)	$(2,671)	$(3,199)	$(48,180,134)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding -
basic and fully diluted	450,800	450,800	450,800	450,800

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Statements of Cash Flows
Six months ended March 31, 2010 and 2009 and
Period from July 5, 1989 (date of inception) through March 31, 2010

(Unaudited)

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net income (loss) for the period	$(7,864)	$(8,690)	$(48,180,134)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Impairment loss	—	—	704,491
Gain on sale of stock	—	—	(1,341,094)
Expense related to warrant extensions	—	—	17,890,676
Warrants issued for services	—	—	515,515
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Inventory deposit - BICO	—	—	(1,000,000)
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accrued interest payable	1,974	1,974	10,822
Net cash used in operating activities	(5,890)	(6,716)	(29,653,887)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Cash paid for investment in MicroIslet & Diabecore	—	—	(2,587,468)
Proceeds from sale of MicroIslet & Diabecore stock	—	—	2,127,968
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	—	—	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	—	—	30,394,967

Increase (Decrease) in Cash	(5,890)	(6,716)	14,274
Cash at beginning of period	20,142	31,323	—

Cash at end of period	$14,252	$24,607	$14,252

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Statements of Cash Flows - Continued
Six months ended March 31, 2010 and 2009 and
Period from July 5, 1989 (date of inception) through March 31, 2010

(Unaudited)

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 371,000 shares of common stock
to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock
to BICO in payment of intercompany debt	$—	$—	$10,500,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Truewest Corporation
(a development stage company)
Notes to Financial Statements
March 31, 2010 and 2009

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and 2009

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

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding and the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and 2009

Note C - Going Concern Uncertainty - Continued

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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
March 31, 2010 and 2009

Note D - Summary of Significant Accounting Policies - Continued

3.	Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and September 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At March 31, 2010 and 2009, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
March 31, 2010 and 2009

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six months ended March 31, 2010 and 2009 and for the period from July 5, 1989 (date of inception) through March 31, 2010, are as follows:

Period from
July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $103,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Truewest Corporation
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and 2009

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six months ended March 31, 2010 and 2009 and for the period from July 5, 1989 (date of inception) through March 31, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Statutory rate applied to income before income taxes	$(2,700)	$(3,000)	$(16,400,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,700	3,000	16,400,000

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of March 31, 2010 and September 30, 2009, respectively, after taking the September 2006 change in control into consideration:

	December 31,	September 30,
	2009	2009

Deferred tax assets
Net operating loss carryforwards	$22,700	$20,000
Less valuation allowance	(22,700)	(20,000)

Net Deferred Tax Asset	$—	$—

During the six month period ended March 31, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $700 and $5,100, respectively.

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2007	500,000	$0.10
Issued	—	—
Exercised	(398,800)	(0.10)
Expired	—	—

Balance at September 30, 2008	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2009	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at March 31, 2010	101,200	$0.10

Note I - Subsequent Events

Management has evaluated all activity of the Company through April 23, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the six or three month periods ended March 31, 2010 and 2009, respectively.

General and administrative expenses of approximately $5,900 and $6,900, respectively, for the six month periods ended March 31, 2010 and 2009, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were $(0.02) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2010 and September 30, 2009, the Company had working capital of approximately $(62,000) and $(55,000), respectively.

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

(5)	Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Truewest Corporation

Dated: April 23, 2010	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director