Form 10-K
period 2010-09-30
Truewest Corp
filed 2010-11-15
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).
Yes ☐  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☒  N0 ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 9, 2010 was approximately $13,185 based upon 65,925 shares held by non-affiliates and a closing market price of $0.20 per share on November 9, 2010.

As of November 9, 2010, there were 450,800 shares of Common Stock issued and outstanding.

Truewest Corporation
Form 10-K for the year ended September 30, 2010

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

PART I

Item 1 - Business

Truewest Corporation was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., (“Truewest”, or the "Company") a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO Inc. (BICO).  BICO owned approximately 52% of Truewest until July 23, 2004 when BICO sold its entire ownership interest, 11,975,000 shares of common stock, to Dominion Assets, LLC. The focus of the business was the research and development of a noninvasive glucose sensor.  As of November 2002, the Company was dependent solely on BICO to provide the funding for ongoing operations and BICO stopped funding  due to its own financial difficulties.  Without funding between November 2002 and July 2004, the Company had to suspend operations and stop further development of our noninvasive glucose sensor.  We resumed limited operations in July 2004 and subsequently resumed development of our noninvasive glucose sensor in April 2005.  Since the Company’s inception, none of the Company’s business endeavors since inception have been successful.

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

Pursuant to the provisions of the Unit Purchase Agreement on September 18, 2006, the  Board of  Directors  appointed  Glenn A.  Little as a Director of Truewest, to serve until the next annual meeting of the shareholders of Truewest or until his successor is duly elected and qualified and as Chief Executive Officer.  Mr. Little was appointed as a Director and Chief Executive Officer of the Company and has continued in that capacity to this date.

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

Item 1B - Unresolved Staff Comments

None

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

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities

Market for Trading

The Company’s securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5).  The Company’s trading symbol is “TRWS”  As of the date of this report, the Company’s securities have experienced irregular and infrequent trading volumes and pricing.

The table below sets forth the high and low bid prices for the Company's common stock as obtained from the OTCMarkets.com website.  Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.  We specifically note that the last three documented trades of the Company’s securities, dated April 30, 2010, August 24, 2010 and September 1, 2010 were for 100, 100 and 200  shares each, respectively, as reported on http://www.otcmarkets.com/stock/TRWS/chart, with the last reported trade being dated September 1, 2010 at $0.20 per share.

The following table sets forth the high and low closing bid prices for the periods indicated:

	High	Low
Year ended September 30, 2009
1st Quarter (October 2008-December 2008)	$3.00	$1.25
2nd Quarter (January 2009-March 2009)	$1.25	$1.25
3rd Quarter (April 2009-June 2009)	$1.25	$1.25
4th Quarter (July 2009-September 2009)	$1.25	$0.20

Year ended September 30, 2010
1st Quarter (October 2009-December 2009)	$0.20	$0.20
2nd Quarter (January 2010-March 2010)	$0.20	$0.20
3rd Quarter (April 2010-June 2010)	$0.20	$0.20
4th Quarter (July 2010-September 2010)	$0.20	$0.20

These quotations were sourced from http://www.otcmarkets.com/stock/TRWS/chart.  Accordingly, these quotations may or may not necessarily represent actual transactions.

As of November 9, 2010, there were approximately 296 shareholders of record of the Company's common stock

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

None

Recent Acquisition of Securities

None

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

General and administrative expenses for each of the years ended September 30, 2010 and 2009 were approximately $9,600 and $11,400, respectively.  All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2009 expenditure levels until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2010 and 2009 were approximately $(0.03) and $(0.03) per share based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the cumulative effect of all reverse and forward split transactions which are reflected as of the first day of the first period presented in the accompanying financial statements.

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

(5) Liquidity and Capital Resources

At September 30, 2010 and 2009, respectively, the Company had working capital of approximately $(68,300) and $(54,700), respectively.

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2010 and 2009, respectively, Mr. Little has advanced approximately $66,000 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

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

(7)  Effect of Climate Change Legislation

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (Certifying Officers), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended September 30, 2010.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the requirements of The Sarbanes-Oxley Act of 2002 that require us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	57	President, Chief Executive Officer Chief Financial Officer and Director

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

Biographical Information

Glenn A. Little, age 57, has served as our sole officer and director since September 2006.  Mr. Little is primarily responsible for implementing our business plan.  He is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas since 1979.   Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

Mr. Little currently serves as an officer and director of Eight Dragons Company and Truewest Corporation, both Nevada corporations and reporting shell corporations filing periodic reports with the SEC.  Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC.  Mr. Little will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the following list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Little held comparable titles and duties to those he holds in the Company,  we believe that Mr. Little possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan.  Furthermore, given Mr. Little’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Little to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors.  Since Mr. Little serves as the Company’s sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Little.

Mr. Little is no longer a controlling shareholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned.  In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction.  We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

Fast Eddie Racing Stables, Inc.	770461	2005
Parallel Technologies, Inc.	710846	2005
Las Vegas Resorts Corp.	808011	2005
United National Film Corporation	842694	2007
Jade Mountain Corporation	1165527	2007
8888 Acquisition Corporation	1376866	2010

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations.  Additional information about these companies can be researched at www.sec.gov.

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

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors'  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, © a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken  within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law.  Limitations on liability provided for in our Articles of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2008, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to its Chief Executive Officer and Chief Financial Officer, which was filed as an exhibit to our Form 10-K for the year ended September 30, 2009.  A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 211 West Wall Street, Midland, TX 76701.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended August 31, 2010 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn A. Little,	2010	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Principal Executive Officer	2009	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

(Remainder of this page left blank intentionally)

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
(1 person)

(1)
On November 9, 2010, there were 450,800 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  We have 101,200 outstanding stock warrants and no outstanding stock options.

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

(3)
In determining the percent of voting stock owned by a person on September 30, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 450,800 shares of common stock outstanding on September 30, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Little is our sole officer and director. Mr. Little’s address is 211 West Wall Street, Midland, Texas 79701.

Item 13 - Certain Relationships, Related Transactions and Director Independence

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	September 30,	September 30,
	2010	2009

1. Audit fees	$6,138	$7,800
2. Audit-related fees	—	—
3. Tax fees	300	300
4. All other fees	—	—

Totals	$6,438	$8,100

The Company has not designated a formal audit committee.  However, as defined in the Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2010 and 2009 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2010 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(Financial statements follow on next page)

TRUEWEST CORPORATION

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets
as of September 30, 2010 and 2009	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2010 and 2009
and for the period from July 5, 1989 (date of inception)
through September 30, 2010	F-4

Statement of Changes in Stockholders' Equity
for the years ended September 30, 2010 and 2009	F-5

Statements of Cash Flows
for the years ended September 30, 2010 and 2009
and for the period from July 5, 1989 (date of inception)
through September 30, 2010	F-10

Notes to Financial Statements	F-11

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders
Truewest Corporation

We have audited the accompanying balance sheets of Truewest Corporation (Company) (a Nevada corporation and a development stage company) as of September 30, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years ended September 30, 2010 and 2009, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Truewest Corporation as of September 30, 2010 and 2009 and the results of its operations and its cash flows for each of the two years ended September 30, 2010 and 2009, respectively,  in conformity with accounting principles generally accepted in the United States of America.

The columns on each of the accompanying statements of operations and comprehensive loss and the statements of cash flows for the period July 5, 1989 (date of inception) through September 30, 2010 are unaudited and, as such, we express no opinion or other form of assurance on the representations made therein.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
November 9, 2010 (except for Note J
as to which the date is November 11, 2010)

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
September 30, 2010 and 2009

	September 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$10,695	$20,142

Total Current Assets	10,695	20,142

Total Assets	$10,695	$20,142

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$150	$—
Note payable to controlling shareholder	66,000	66,000
Accrued interest payable to controlling stockholder	12,808	8,848

Total Liabilities	78,958	74,848

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,185,827)	(48,172,270)

Total Stockholders’ Equity (Deficit)	(68,263)	(54,706)

Total Liabilities and Stockholders’ Equity	$10,695	$20,142

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended September 30, 2010 and 2009 and
Period from July 5, 1989 (date of inception) through September 30, 2010

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	9,597	11,379	17,164,656
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	9,597	11,379	48,888,289

Loss from operations	(9,597)	(11,379)	(48,888,289)

Other Income (Expense)
Interest expense	(3,960)	(3,960)	(349,413)
Other income	—	198	1,043,722
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,094
Total other income (expense)	(3,960)	(3,762)	702,462

Loss before provision for income taxes	(13,557)	(15,141)	(48,185,827)

Provision for income taxes	—	—	—

Net Loss	(13,557)	(15,141)	(48,185,827)

Comprehensive income	—	—	—

Comprehensive Loss	$(13,557)	$(15,141)	$(48,185,827)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.03)	$(0.03)

Weighted-average number of shares outstanding - basic and fully diluted	450,800	450,800

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statement of Changes in Stockholders’ Equity
For the years ended September 30, 2009 and 2008

					Deficit
					accumulated
			Additional	Common	during the
	Common Stock		paid-in	stock	development
	Shares	Amount	capital	warrants	stage	Total

Balances at October 1, 2008	450,800	$451	$48,116,101	$1,012	$(48,157,129)	$(39,595)

Net loss for the year	—	—	—	—	(15,141)	(15,141)

Balances at September 30, 2009	450,800	451	48,116,101	1,012	(48,172,270)	(54,706)

Net loss for the year	—	—	—	—	(13,557)	(13,557)

Balances at September 30, 2010	450,800	$451	$48,116,101	$1,012	$(48,185,827)	$(68,263)

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Years ended September 30, 2010 and 2009 and
Period from July 5, 1989 (date of inception) through September 30, 2010

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(13,557)	$(15,141)	$(48,185,827)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	150	—	150
Accrued interest payable	3,960	3,960	12,808
Net cash used in operating activities	(9,447)	(11,181)	(29,657,488)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	—	—	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	—	—	30,394,967

Increase (Decrease) in Cash	(9,447)	(11,181)	10,695
Cash at beginning of period	20,142	31,323	—

Cash at end of period	$10,695	$20,142	$10,695

- Continued –

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Years ended September 30, 2010 and 2009 and
Period from July 5, 1989 (date of inception) through September 30, 2010

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At September 30, 2010 and 2009, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
September 30, 2010 and 2009

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2010 and 2009, respectively, Mr. Little has advanced approximately $66,000 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2010 and 2009 and for the period from July 5, 1989 (date of inception) through September 30, 2010, are as follows:

(Unaudited)
Period from
July 5, 1989
(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and 2009

Note G - Income Taxes - Continued

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $108,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended September 30, 2010 and 2009 and for the period from July 5, 1989 (date of inception) through September 30, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(5,000)	$(5,000)	$(16,383,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	5,000	5,000	16,383,000

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of September 30, 2010 and 2009, respectively, after taking the September 2006 change in control into consideration:

	September 30,	September 30,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$25,000	$20,000
Less valuation allowance	(25,000)	(20,000)

Net Deferred Tax Asset	$—	$—

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
September 30, 2010 and 2009

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

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and 2009

Note I - Stock Warrants

During August 2006, the Company reached termination agreements with all holders of the Company’s Common Stock Warrants and terminated all issued and outstanding warrants.  As of September 30, 2010 and 2009, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

On May 1, 2008, 398,800 warrants were exercised to acquire an equivalent number of restricted, unregistered shares of common stock for gross proceeds of $39,880.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2008	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2009	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2009	101,200	$0.10

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Truewest Corporation

Dated: November 10, 2010	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Truewest Corporation

Dated: November 10, 2010	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer