Form 10-Q
period 2011-06-30
Truewest Corp
filed 2011-07-21
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 18, 2011: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended June 30, 2011

Part I

Item 1 - Financial Statements

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
June 30, 2011 and September 30, 2010

	(Unaudited)	(Audited)
	March 31,	September 30,
	2011	2010
ASSETS

Current Assets
Cash on hand and in bank	$3,762	$10,695

Total Current Assets	3,762	10,695

Total Assets	$3,762	$10,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$150	$150
Note payable to controlling shareholder	66,000	66,000
Accrued interest payable to controlling stockholder	15,770	12,808

Total Liabilities	81,920	78,958

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,193,722)	(48,185,827)

Total Stockholders’ Equity (Deficit)	(78,158)	(68,263)

Total Liabilities and Stockholders’ Equity	$3,762	$10,695

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations
Nine and Three months ended June 30, 2011 and 2010 and
Period from July 5, 1989 (date of inception) through June 30, 2011

(Unaudited)

					Period from
					July 5, 1989
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	6,933	7,640	1,473	1,750	17,171,589
Depreciation expense	—	—	—	—	91,495
Research and development expense	—	—	—	—	10,556,405
Technology and patent rights acquired	—	—	—	—	2,650,000
Expense related to
warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057
Total operating expenses	6,933	7,640	1,473	1,750	48,895,222

Loss from operations	(6,933)	(7,640)	(1,473)	(1,750)	(48,895,222)

Other Income (Expense)
Interest expense	(2,962)	(2,962)	(988)	(987)	(352,375)
Other income	—	—	—	—	1,043,722
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094
Total other income (expense)	(2,962)	(2,962)	(988)	(987)	699,500

Loss before provision for income taxes	(9,895)	(10,602)	(2,461)	(2,737)	(48,195,722)

Provision for income taxes	—	—	—	—	—

Net Loss	$(9,895)	$(10,602)	$(2,461)	$(2,737)	$(48,195,722)

Earnings per share of common stock outstanding computed on net loss -basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding -basic and fully diluted	450,800	450,800	450,800	450,800

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Nine months ended June 30, 2011 and 2010 and
Period from July 5, 1989 (date of inception) through June 30, 2011

(Unaudited)

			Period from
			July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(9,895)	$(10,602)	$(48,195,722)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Impairment loss	—	—	704,491
Gain on sale of stock	—	—	(1,341,094)
Expense related to warrant extensions	—	—	17,890,676
Warrants issued for services	—	—	515,515
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Inventory deposit - BICO	—	—	(1,000,000)
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accrued interest payable	2,962	2,962	150
Net cash used in operating activities	(6,933)	(7,640)	(29,664,421)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Cash paid for investment in MicroIslet & Diabecore	—	—	(2,587,468)
Proceeds from sale of MicroIslet & Diabecore stock	—	—	2,127,968
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	—	—	66,000
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	—	—	30,394,967

Increase (Decrease) in Cash	(6,933)	(7,640)	3,762
Cash at beginning of period	10,695	20,142	—

Cash at end of period	$3,762	$12,502	$3,762

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Nine months ended June 30, 2011 and 2010 and
Period from July 5, 1989 (date of inception) through June 30, 2011

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
June 30, 2011 and September 30, 2010

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
June 30, 2011 and September 30, 2010

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
June 30, 2011 and September 30, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and September 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2011 and 2010, respectively, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
June 30, 2011 and September 30, 2010

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through June 30, 2011 and September 30, 2010, respectively, Mr. Little has advanced approximately $66,000 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended June 30, 2011 and 2010 and for the period from July 5, 1989 (date of inception) through June 30, 2011 are as follows:

Period from
July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2011 and September 30, 2010

Note G - Income Taxes - Continued

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $130,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended June 30, 2011 and 2010 and for the period from July 5, 1989 (date of inception) through June 30, 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Statutory rate applied to income before income taxes	$(3,400)	$(3,600)	$(16,386,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	3,400	3,600	16,386,500

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of June 30, 2011 and September 30, 2010, respectively, after taking the September 2006 change in control into consideration:

	June 30,	September 30,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$44,400	$41,000
Less valuation allowance	(44,400)	(41,000)

Net Deferred Tax Asset	$—	$—

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
June 30, 2011 and September 30, 2010

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

Note I - Stock Warrants

As of June 30, 2011 and September 30, 2010, respectively, the only outstanding warrants relate to the aforementioned September 18, 2006 transaction with Glenn A. Little.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2009	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2010	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at June 30, 2011	101,200	$0.10

Note J - Subsequent Events

Management has evaluated all activity of the Company through June 19, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Plan of Operations

The Company had no revenue for either of the nine or three month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses of approximately $6,900 and $7,600, respectively, for each of the nine month periods ended June 30, 2011 and 2010, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine month periods ended June 30, 2011 and 2010 were $(0.02) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2011 and September 30, 2010, the Company had working capital of approximately $(78,000) and $(60,000), respectively.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Truewest Corporation

Dated: July 19, 2011	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director