Form 10-K/A
period 2011-09-30
Truewest Corp
filed 2012-01-13
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K/A

(Mark one)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Truewest Corporation
Form 10-K for the year ended September 30, 2011

NOTE TO READER: This amended filing corrects an inadvertent typographical error on a date listed in the second section of Item 9A from “September 30, 2010" to “September 30, 2011".  There are no other changes or modifications to this filing.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended September 30, 2011.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2011.

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

Truewest Corporation

Dated: January 13, 2012	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Truewest Corporation

Dated: January 13, 2012	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer