Form 10-Q
period 2012-03-31
Truewest Corp
filed 2012-04-27
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2012: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended March 31, 2012

Part I

Item 1 - Financial Statements

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
March 31, 2012 and September 30, 2011

	(Unaudited)	(Audited)
	March 31,	September 30,
	2012	2011
ASSETS

Current Assets
Cash on hand and in bank	$5,625	$2,000
Prepaid expenses	600	—

Total Current Assets	6,225	2,000

Total Assets	$6,225	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	79,400	69,400
Accrued interest payable to controlling stockholder	19,024	16,810

Total Liabilities	98,424	86,210

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,209,763)	(48,201,774)

Total Stockholders’ Equity (Deficit)	(92,199)	(84,210)

Total Liabilities and Stockholders’ Equity	$6,225	$2,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended March 31, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through March 31, 2012

(Unaudited)

					Period from
	Six	Six	Three	Three	July 5, 1989
	months	months	months	months	(date of inception)
	ended	ended	ended	ended	through
	March 31,	March 31,	March 31,	March 31,	March 31
	2012	2011	2012	2011	2012

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	5,775	5,460	1,650	1,695	17,182,376
Depreciation	—	—	—	—	91,495
Research and development	—	—	—	—	10,556,405
Technology and patent rights	—	—	—	—	2,650,000
Expense related to warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057
Total operating expenses	5,775	5,460	1,650	1,695	48,906,009

Loss from operations	(5,775)	(5,460)	(1,650)	(1,695)	(48,906,009)

Other Income (Expense)
Interest expense	(2,214)	(1,974)	(1,117)	(976)	(355,629)
Other income	—	—	—	—	1,043,722
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094
Total other income (expense)	(2,214)	(1,974)	(1,117)	(976)	696,246

Loss before provision for income taxes	(7,989)	(7,434)	(2,767)	(2,671)	(48,209,763)

Provision for income taxes	—	—	—	—	—

Net Loss	(7,989)	(7,434)	(2,767)	(2,671)	(48,209,763)

Comprehensive income	—	—	—	—	—

Comprehensive Loss	$(7,989)	$(7,434)	$(2,767)	$(2,671)	$(48,209,763)

Earnings per share of common stock outstanding
computed on net loss –
basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding -
basic and fully diluted	450,800	450,800	450,800	450,800

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Six months ended March 31, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through March 31, 2012

(Unaudited)

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(7,989)	$(7,434)	$(48,209,763)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Prepaid expenses	(600)	—	(600)
Accounts payable	—	—	—
Accrued interest payable	2,214	1,974	19,024
Net cash used in operating activities	(6,375)	(5,460)	(29,675,958)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	10,000	—	79,400
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	10,000	—	30,408,367

Increase (Decrease) in Cash	3,625	(5,460)	5,625
Cash at beginning of period	2,000	10,695	—

Cash at end of period	$5,625	$5,235	$5,625

- Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Six months ended March 31, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through March 31, 2012

(Unaudited)

			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 371,000 shares of common stock
to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock
to BICO in payment of intercompany debt	$—	$—	$10,500,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements
March 31, 2012 and September 30, 2011

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
March 31, 2012 and September 30, 2011

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
March 31, 2012 and September 30, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and September 31, 2011, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At March 31, 2012 and 2010, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
March 31, 2012 and September 30, 2011

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through March 31, 2012 and September 30, 2011, respectively, Mr. Little has advanced approximately $79,400 and $69,400 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six months ended March 31, 2012 and 2010 and for the period from July 5, 1989 (date of inception) through March 31, 2012, are as follows:

(Unaudited)
Period from
July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and September 30, 2011

Note G - Income Taxes - Continued

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $145,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six months ended March 31, 2012 and 2010 and for the period from July 5, 1989 (date of inception) through March 31, 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
	Six months	Six months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Statutory rate applied to income before income taxes	$(2,700)	$(2,500)	$(16,391,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,700	2,500	16,391,000

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of March 31, 2012 and September 30, 2011, respectively, after taking the September 2006 change in control into consideration:

	March 31,	September 30,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$49,200	$46,500
Less valuation allowance	(49,200)	(46,500)

Net Deferred Tax Asset	$—	$—

(Remainder of this page left blank intentionally)

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and September 30, 2011

Note H - Stock Warrants

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

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2010	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2011	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at March 31, 2012	101,200	$0.10

Note I - Subsequent Events

Management has evaluated all activity of the Company through April 26, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2) Background

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

(3) Plan of Operations

The Company had no revenue for either of the three month periods ended March 31, 2012 and 2011, respectively.

General and administrative expenses of approximately $5,800 and $5,500 for the six  month periods ended March 31, 2012 and 2011, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  During the quarter ended March 31, 2012, the Company incurred general and administrative expenses of approximately $1,650 and $1,695, respectively.  The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective six and three month periods ended March 31, 2012 and 2011 were approximately $(0.02), $(0.02), $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

(4) Plan of Business

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

(5) Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had a working capital deficit of approximately $(1,219,000) and $(1,126,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $1,216,000 and $1,126,000, respectfully, at September 30, 2011 and December 31, 2010.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Truewest Corporation

Dated: April 26, 2012	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director