Form 10-Q
period 2012-06-30
Truewest Corp
filed 2012-08-13
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 2012: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended June 30, 2012

Part I

Item 1 - Financial Statements

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
June 30, 2012 and September 30, 2011

	(Unaudited)	(Audited)
	June 30,	September 30,
	2012	2011
ASSETS

Current Assets
Cash on hand and in bank	$4,695	$2,000
Prepaid expenses	150	—

Total Current Assets	4,845	2,000

Total Assets	$4,845	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	79,400	69,400
Accrued interest payable to controlling stockholder	20,211	16,810

Total Liabilities	99,611	86,210

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,116,101	48,116,101
Common stock warrants	1,012	1,012
Deficit accumulated during the development stage	(48,212,330)	(48,201,774)

Total Stockholders’ Equity (Deficit)	(94,766)	(84,210)

Total Liabilities and Stockholders’ Equity	$4,845	$2,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations
Nine and Three months ended June 30, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through June 30, 2012

(Unaudited)

					Period from
					July 5, 1989
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	7,155	6,933	1,380	1,473	17,183,756
Depreciation expense	—	—	—	—	91,495
Research and development expense	—	—	—	—	10,556,405
Technology and patent rights acquired	—	—	—	—	2,650,000
Expense related to warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057
Total operating expenses	7,155	6,933	1,380	1,473	48,907,389

Loss from operations	(7,155)	(6,933)	(1,380)	(1,473)	(48,907,389)

Other Income (Expense)
Interest expense	(3,401)	(2,962)	(1,187)	(988)	(356,816)
Other income	—	—	—	—	1,043,722
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094
Total other income (expense)	(3,401)	(2,962)	(1,187)	(988)	695,059

Loss before provision for income taxes	(10,556)	(9,895)	(2,567)	(2,461)	(48,212,330)

Provision for income taxes	—	—	—	—	—

Net Loss	$(10,556)	$(9,895)	$(2,567)	$(2,461)	$(48,212,330)

Earnings per share of common stock outstanding computed on net loss –
basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted-average number of shares outstanding -
basic and fully diluted	450,800	450,800	450,800	450,800

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Nine months ended June 30, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through June 30, 2012

(Unaudited)

			Period from
			July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(10,556)	$(9,895)	$(48,212,330)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	—	—	626,552
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Impairment loss	—	—	704,491
Gain on sale of stock	—	—	(1,341,094)
Expense related to warrant extensions	—	—	17,890,676
Warrants issued for services	—	—	515,515
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Inventory deposit - BICO	—	—	(1,000,000)
Accrued interest contributed to equity	—	—	324,879
(Increase) Decrease in
Prepaid expenses	(150)	—	(150)
Increase (Decrease) in
Accrued interest payable	3,401	2,962	3,401
Net cash used in operating activities	(7,305)	(6,933)	(29,676,888)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Cash paid for investment in MicroIslet & Diabecore	—	—	(2,587,468)
Proceeds from sale of MicroIslet & Diabecore stock	—	—	2,127,968
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	10,000	—	79,400
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	10,000	—	30,394,967

Increase (Decrease) in Cash	2,695	(6,933)	4,695
Cash at beginning of period	2,000	10,695	—

Cash at end of period	$4,695	$3,762	$4,695

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Nine months ended June 30, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through June 30, 2012

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
June 30, 2012 and September 30, 2011

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
June 30, 2012 and September 30, 2011

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2012.

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
June 30, 2012 and September 30, 2011

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2009.  The Company does not anticipate any examinations of returns filed since 2008.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and September 31, 2011, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2012 and 2011, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
June 30, 2012 and September 30, 2011

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through June 30, 2012 and September 30, 2011, respectively, Mr. Little has advanced approximately $79,400 and $69,400 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended June 30, 2012 and 2011 and for the period from July 5, 1989 (date of inception) through June 30, 2012, are as follows:

(Unaudited)
Period from
July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and September 30, 2011

Note G - Income Taxes - Continued

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $147,500.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine months ended June 30, 2012 and 2011 and for the period from July 5, 1989 (date of inception) through June 30, 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(3,600)	$(3,400)	$(16,392,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	3,600	3,400	16,392,000

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of June 30, 2012 and September 30, 2011, respectively, after taking the September 2006 change in control into consideration:

	June 30,	September 30,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$50,000	$46,500
Less valuation allowance	(50,000)	(46,500)

Net Deferred Tax Asset	$—	$—

During the nine months ended June 30, 2012 and the year ended September 30, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,600 and $5,400.

(Remainder of this page left blank intentionally)

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and September 30, 2011

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

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2010	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2011	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at June 30, 2012	101,200	$0.10

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 2, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the nine or three month periods ended June 30, 2012 and 2011, respectively.

General and administrative expenses of approximately $7,200 and 6,900 for the nine  month periods ended June 30, 2012 and 2011, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  During the quarter ended June 30, 2012 and 2011, the Company incurred general and administrative expenses of approximately $1,400 and $1,500, respectively.  The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine and three month periods ended June 30, 2012 and 2011 were approximately $(0.02), $(0.02), $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2012 and September 30, 2011, the Company had a working capital deficit of approximately $(95,000) and $(84,000), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $98,000 and $86,000, respectfully, at June 30, 2012 and September 30, 2011.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

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

Truewest Corporation

Dated: August 13, 2012	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director