Form 10-K
period 2012-09-30
Truewest Corp
filed 2012-11-08
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 31, 2012 was approximately $19,778 based upon 65,925 shares held by non-affiliates and a closing market price of $0.30 per share on October 31, 2012, as reported on www.bigcharts.com.

As of October 31, 2012, there were 450,800 shares of Common Stock issued and outstanding.

Truewest Corporation
Form 10-K for the year ended September 30, 2012

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

The common stock purchase warrants could be exercised at any time from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants from the $125,000 aggregate purchase price.

On September 18, 2011, the Company’s Sole Officer and Director extended the exercise period of the warrants for an additional year through September 18, 2012.  No warrants were exercised and the 101,200 warrants outstanding on September 18, 2012 expired.

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

Item 4 - Mine Safety Disclosures

N/A

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

The table below sets forth the high and low bid prices for the Company's common stock as obtained from http://finance.yahoo.com and confirmed through http://www.bigcharts.com.  Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.  During the fiscal year ended September 30, 2012, the Company’s common stock was subject to trading on only 10 distinct dates involving an aggregate 32,850 shares at prices between $0.30 and $37.00 per share.  Management specifically notes that the last three documented trades of the Company’s securities, dated June 18, 2012, July 3, 2012 and August 10, 2012, were for 200, 100 and 100 shares each, respectively, as reported on http://finance.yahoo.com and http://www.bigcharts.com.  Management attributes all market activity to speculative trading and market maker activity given that the Company has no business operations.

The following table sets forth the high and low closing bid prices for the periods indicated:

	High	Low
Year ended September 30, 2011
1st Quarter (October 2010-December 2010)	$0.20	$0.10
2nd Quarter (January 2011-March 2011)	$3.00	$0.10
3rd Quarter (April 2011-June 2011)	$11.00	$3.00
4th Quarter (July 2011-September 2011)	$11.00	$2.50

Year ended September 30, 2012
1st Quarter (October 2011-December 2011)	$2.50	$1.50
2nd Quarter (January 2012-March 2012)	$12.00	$1.50
3rd Quarter (April 2012-June 2012)	$37.00	$12.00
4th Quarter (July 2012-September 2012)	$37.00	$0.30

These quotations were sourced from http://finance.yahoo.com and confirmed at http:\\www.bigcharts.com.  Accordingly, these quotations may or may not necessarily represent actual transactions.

As of October 31, 2012, there were approximately 296 shareholders of record of the Company's common stock

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended September 30, 2012 or 2011, respectively.  The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for each of the years ended September 30, 2012 and 2011 were approximately $13,600 and $11,900, respectively.  All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2011 expenditure levels until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2011 and 2010 were approximately $(0.04) and $(0.04) per share based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At September 30, 2012 and 2011, respectively, the Company had working capital of approximately $(103,000) and $(84,000), respectively.

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2012 and 2011, respectively, Mr. Little has advanced approximately $84,400 and $69,400 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended September 30, 2012.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the requirements of The Sarbanes-Oxley Act of 2002 that require us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Name	Age	Position Held and Tenure

Glenn A. Little	59	President, Chief Executive Officer Chief Financial Officer and Director

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

Biographical Information

Glenn A. Little, age 59, has served as our sole officer and director since September 2006.  Mr. Little is primarily responsible for implementing our business plan.  He is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and was the principal of Little and Company Investment Securities (LITCO), a registered Securities Broker/Dealer with an office in Midland, Texas from 1979 through his retirement in 2011.  Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at P. O. Box 1271, Midland, TX 76702-1271.  The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may review a log of all such correspondence received by the Company and request copies.  Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended September 30, 2012 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn A. Little,	2012	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Principal Executive Officer	2011	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2010	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

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

(1)
On October 31, 2012, there were 450,800 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  We have no outstanding stock warrants or outstanding stock options.

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

(3)
In determining the percent of voting stock owned by a person on September 30, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 450,800 shares of common stock outstanding on September 30, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

	Year ended	Year ended
	September 30,	September 30,
	2012	2011

1. Audit fees	$5,975	$5,700
2. Audit-related fees	—	—
3. Tax fees	500	300
4. All other fees	—	—

Totals	$6,475	$6,000

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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2012 and 2011 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2012 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

TRUEWEST CORPORATION

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets
as of September 30, 2012 and 2011	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2012 and 2011 and for the
period from July 5, 1989 (date of inception) through September 30, 2012	F-4

Statement of Changes in Stockholders' Equity
for the years ended September 30, 2012 and 2011	F-5

Statements of Cash Flows
for the years ended September 30, 2012 and 2011 and for the
period from July 5, 1989 (date of inception) through September 30, 2012	F-6

Notes to Financial Statements	F-8

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders
Truewest Corporation

We have audited the accompanying balance sheets of Truewest Corporation (Company) (a Nevada corporation and a development stage company) as of September 30, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the two years ended September 30, 2012 and 2011, respectively.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Truewest Corporation as of September 30, 2012 and 2011 and the results of its operations and its cash flows for each of the two years ended September 30, 2012 and 2011, respectively,  in conformity with accounting principles generally accepted in the United States of America.

The columns on each of the accompanying statements of operations and comprehensive loss and the statements of cash flows for the period July 5, 1989 (date of inception) through September 30, 2012 are unaudited and, as such, we express no opinion or other form of assurance on the representations made therein.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
October 31, 2012 (except for Note J
as to which the date is November 5, 2012)

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
September 30, 2012 and 2011

	September 30,	September 30,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$3,376	$2,000

Total Current Assets	3,376	2,000

Total Assets	$3,376	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	84,400	69,400
Accrued interest payable to controlling stockholder	21,429	16,810

Total Liabilities	105,829	86,210

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,117,113	48,116,101
Common stock warrants	—	1,012
Deficit accumulated during the development stage	(48,220,017)	(48,201,774)

Total Stockholders’ Equity (Deficit)	(102,453)	(84,210)

Total Liabilities and Stockholders’ Equity	$3,376	$2,000

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended September 30, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through September 30, 2012

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	13,624	11,945	17,190,226
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	13,624	11,945	48,913,859

Loss from operations	(13,624)	(11,945)	(48,913,859)

Other Income (Expense)
Interest expense	(4,619)	(4,002)	(358,033)
Other income	—	—	1,043,722
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,094
Total other income (expense)	(4,619)	(4,002)	693,842

Loss before provision for income taxes	(18,243)	(15,947)	(48,220,017)

Provision for income taxes	—	—	—

Net Loss	(18,243)	(15,947)	(48,220,017)

Comprehensive income	—	—	—

Comprehensive Loss	$(18,243)	$(15,947)	$(48,220,017)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.04)	$(0.04)

Weighted-average number of shares outstanding –
basic and fully diluted	450,800	450,800

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statement of Changes in Stockholders’ Equity
For the years ended September 30, 2012 and 2012

					Deficit
					accumulated
			Additional	Common	during the
	Common Stock		paid-in	stock	development
	Shares	Amount	capital	warrants	stage	Total

Balances at October 1, 2010	450,800	$451	$48,116,101	$1,012	$(48,185,827)	$(68,263)

Net loss for the year	—	—	—	—	(15,947)	(15,947)

Balances at September 30, 2011	450,800	451	48,117,101	1,012	(48,201,774)	(84,210)

Expiration of warrants	—	—	1,012	(1,012)	—	—

Net loss for the year	—	—	—	—	(18,243)	(18,243)

Balances at September 30, 2012	450,800	$451	$48,117,113	$—	$(48,220,017)	$(102,453)

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Years ended September 30, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through September 30, 2012

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(18,243)	$(15,947)	$(48,220,017)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	—	(150)	—
Accrued interest payable	4,619	4,002	21,429
Net cash used in operating activities	(13,624)	(12,095)	(29,683,207)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to Former majority shareholder and others	—	—	396,200
Current majority shareholder	15,000	3,400	84,400
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	15,000	3,400	30,413,367

Increase (Decrease) in Cash	1,376	(8,695)	3,376
Cash at beginning of period	2,000	10,695	—

Cash at end of period	$3,376	$2,000	$3,376

- Continued -

The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Years ended September 30, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through September 30, 2012

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
September 30, 2012 and 2011

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
September 30, 2012 and 2011

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
September 30, 2012 and 2011

Note D - Summary of Significant Accounting Policies - Continued

3.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending prior to September 30, 2009.  The Company does not anticipate any examinations of returns filed after October 1, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At September 30, 2012 and 2011, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
September 30, 2012 and 2011

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through September 30, 2012 and 2011, respectively, Mr. Little has advanced approximately $84,400 and $69,400 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2012 and 2011 and for the period from July 5, 1989 (date of inception) through September 30, 2012, are as follows:

(Unaudited)
Period from
July 5, 1989
(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and 2011

Note G - Income Taxes - Continued

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $155,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended September 30, 2012 and 2011 and for the period from July 5, 1989 (date of inception) through September 30, 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(6,000)	$(6,000)	$(16,395,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	6,000	6,000	16,395,000

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of September 30, 2012 and 2011, respectively, after taking the September 2006 change in control into consideration:

	September 30,	September 30,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$53,000	$47,000
Less valuation allowance	(53,000)	(47,000)

Net Deferred Tax Asset	$—	$—

During each of the years ended September 30, 2012 and 2011, the valuation allowance for the deferred tax asset increased by approximately $6,000 and $6,000, respectively.

(Remainder of this page left blank intentionally)

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and 2011

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

The common stock purchase warrants were eligible for exercise from their issuance on September 18, 2006 through September 18, 2011 at an exercise price of $0.10 per share.  The Company assigned a value of $5,000 to these warrants at their issue date.

On September 18, 2011, the Company’s Sole Officer and Director extended the exercise period of the warrants for an additional year through September 18, 2012.  No warrants were exercised and the 101,200 warrants outstanding on September 18, 2012 expired.

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2010	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2011	101,200	—
Issued	—	—
Exercised	—	—
Expired	(101,200)	$0.10

Balance at September 30, 2012	—	—

Note J - Subsequent Events

Management has evaluated all activity of the Company through November 5, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Truewest Corporation

Dated: November 5, 2012	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Truewest Corporation

Dated: November 5, 2012	By:	/s/ Glenn A. Little
Glenn A. Little
President, Sole Director
Chief Executive Officer and
Chief Financial Officer