Form 10-Q
period 2012-12-31
Truewest Corp
filed 2013-02-07
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 1, 2013: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended December 31, 2012

Part I

Item 1 - Financial Statements

TRUEWEST CORPORATION
(a development stage company)
Balance Sheets
December 31, 2012 and September 30, 2012

	(Unaudited)	(Audited)
	December 31,	September 30,
	2012	2012
ASSETS

Current Assets
Cash on hand and in bank	$3,816	$3,376

Total Current Assets	3,816	3,376

Total Assets	$3,816	$3,376

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accounts payable - trade	$—	$—
Note payable to controlling shareholder	88,400	84,400
Accrued interest payable to controlling stockholder	22,718	21,429

Total Liabilities	111,118	105,829

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,117,113	48,117,113
Common stock warrants	—	—
Deficit accumulated during the development stage	(48,224,866)	(48,220,017)

Total Stockholders’ Equity (Deficit)	(107,302)	(102,453)

Total Liabilities and Stockholders’ Equity	$3,816	$3,376

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended December 31, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through December 31, 2012

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	3,560	4,125	17,193,786
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	3,560	4,125	48,917,419

Loss from operations	(3,560)	(4,125)	(48,917,419)

Other Income (Expense)
Interest expense	(1,289)	(1,097)	(359,323)
Other income	—	—	1,043,722
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,094
Total other income (expense)	(1,289)	(1,097)	692,552

Loss before provision for income taxes	(4,849)	(5,222)	(48,224,867)

Provision for income taxes	—	—	—

Net Loss	(4,849)	(5,222)	(48,224,867)

Comprehensive income	—	—	—

Comprehensive Loss	$(4,849)	$(5,222)	$(48,224,867)

Earnings per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of shares outstanding –
basic and fully diluted	450,800	450,800

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows
Three months ended December 31, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through December 31, 2012

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(4,849)	$(5,222)	$(48,224,867)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	—	(1,050)	—
Accrued interest payable	1,289	1,097	22,719
Net cash used in operating activities	(3,560)	(5,175)	(29,686,767)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	4,000	5,000	88,400
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	4,000	5,000	30,417,367

Increase (Decrease) in Cash	440	(175)	3,816
Cash at beginning of period	3,376	2,000	—

Cash at end of period	$3,816	$1,825	$3,816

– Continued –

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Statements of Cash Flows - Continued
Three months ended December 31, 2012 and 2011 and
Period from July 5, 1989 (date of inception) through December 31, 2012

(Unaudited)

			Period from
			July 5, 1989
			(date of inception)
	Three months	Three months	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$—	$—	$10,500,000

(Remainder of this page left blank intentionally)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements
December 31, 2012 and September 30, 2012

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
December 31, 2012 and September 30, 2012

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company’s financial statements for the year ended September 30, 2012.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2013.

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
December 31, 2012 and September 30, 2012

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending prior to September 30, 2010.  The Company does not anticipate any examinations of returns filed after October 1, 2010.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and September 30, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

3.	Earnings (loss) per share

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

At December 31, 2012 and 2011, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

4.	Treasury Stock

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

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and September 30, 2012

Note D - Summary of Significant Accounting Policies - Continued

5.	Research and development costs

Research and development expenses were charged to operations as incurred.  Patents, Licenses and Marketing Agreements acquired from the Company’s former parent company were charged to operations as acquired.

6.	Pending and/or New Accounting Pronouncements

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

Note F - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through December 31, 2012 and September 30, 2012, respectively, Mr. Little has advanced approximately $88,400 and $84,400 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

(Remainder of this page left blank intentionally)

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and September 30, 2012

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three months ended December 31, 2012 and 2011 and for the period from July 5, 1989 (date of inception) through December 31, 2012, are as follows:

(Unaudited)
Period from
July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

Concurrent with a September 2006 change in control, the Company has a net operating loss carryforward for future periods of approximately $160,000.  The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three months ended December 31, 2012 and 2011 and for the period from July 5, 1989 (date of inception) through December 31, 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(1,600)	$(1,800)	$(16,396,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,600	1,800	16,396,500

Income tax expense	$—	$—	$—

(Remainder of this page left blank intentionally)

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and September 30, 2012

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of December 31, 2012 and September 30, 2012, respectively, after taking the September 2006 change in control into consideration:

	December 31,	September 30,
	2012	2012
Deferred tax assets
Net operating loss carryforwards	$54,400	$53,000
Less valuation allowance	(54,400)	(53,000)

Net Deferred Tax Asset	$—	$—

During each of the three months ended December 31, 2012 and 2011, the valuation allowance for the deferred tax asset increased by approximately $1,600 and $1,800, respectively.

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

	Number of	Weighted
	Warrant shares	Average Price

Balance at October 1, 2011	101,200	$0.10
Issued	—	—
Exercised	—	—
Expired	(101,200)	$0.10

Balance at September 30, 2012	101,200	—
Issued	—	—
Exercised	—	—
Expired	—	—

Balance at December 31, 2012	—	—

TRUEWEST CORPORATION
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and September 30, 2012

Note I - Subsequent Events

Management has evaluated all activity of the Company through February 5, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of the three month periods ended December 31, 2012 and 2011, respectively.

General and administrative expenses of approximately $3,560 and $4,125 for the three month periods ended December 31, 2012 and 2011, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended December 31, 2012 and 2011 were approximately  $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, 2012 and September 30, 2012, the Company had a working capital deficit of approximately $(107,300) and $(109,200), respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $111,000 and $106,000 at December 31, 2012 and September 30, 2012, respectively.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

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

Truewest Corporation

Dated: February 7, 2013	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director