Form 10-Q
period 2013-06-30
Truewest Corp
filed 2013-07-31
CIK 895650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2013: 450,800

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Truewest Corporation

Form 10-Q for the Quarter ended June 30, 2013

Part I

Item 1 - Financial Statements

TRUEWEST CORPORATION
(a development stage company)
Condensed Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash on hand and in bank	$594	$3,376

Total Current Assets	594	3,376

Total Assets	$594	$3,376

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Note payable to controlling shareholder	90,900	84,400
Accrued interest payable to controlling stockholder	25,406	21,429

Total Liabilities	116,306	105,829

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.001 par value.
100,000,000 shares authorized.
450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,117,113	48,117,113
Deficit accumulated during the development stage	(48,233,276)	(48,220,017)

Total Stockholders’ Deficit	(115,712)	(102,453)

Total Liabilities and Stockholders’ Deficit	$594	$3,376

The accompanying notes are an integral part of these condensed financial statements.

TRUEWEST CORPORATION
(a development stage company)
Condensed Statements of Operations
Three months and nine months ended June 30, 2013 and 2012 and
Period from July 5, 1989 (date of inception) through June 30, 2013
(Unaudited)

					Period from
					July 5, 1989
	Nine Months Ended		Three Months Ended		(date of inception)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative expenses	9,282	7,155	2,332	1,380	17,199,508
Depreciation expense	—	—	—	—	91,495
Research and development expense	—	—	—	—	10,556,405
Technology and patent rights acquired	—	—	—	—	2,650,000
Expense related to warrant extensions	—	—	—	—	17,890,676
Amortization of goodwill	—	—	—	—	535,057
Total operating expenses	9,282	7,155	2,332	1,380	48,923,141

Loss from operations	(9,282)	(7,155)	(2,332)	(1,380)	(48,923,141)

Other Income (Expense)
Interest expense	(3,977)	(3,401)	(1,360)	(1,187)	(362,010)
Other income	—	—	—	—	1,043,722
Other expense	—	—	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	—	—	(575,412)
Impairment loss	—	—	—	—	(690,124)
Gain from sale of stock	—	—	—	—	1,341,094
Total other income (expense)	(3,977)	(3,401)	(1,360)	(1,187)	689,865

Loss before provision for income taxes	(13,259)	(10,556)	(3,692)	(2,567)	(48,233,276)

Provision for income taxes	—	—	—	—	—

Net Loss	(13,259)	(10,556)	(3,692)	(2,567)	(48,233,276)

Earnings per share of common stock outstanding computed on net loss:
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average ordinary shares outstanding
- Basic and diluted	450,800	450,800	450,800	450,800

The accompanying notes are an integral part of these condensed financial statements.

TRUEWEST CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
Nine months ended June 30, 2013 and 2012 and
Period from July 5, 1989 (date of inception) through June 30, 2013
(Unaudited)

			Period from
			July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$(13,259)	$(10,556)	$(48,233,276)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879
Increase (Decrease) in
Accounts payable	—	(150)	—
Accrued interest payable	3,977	3,401	25,406
Net cash used in operating activities	(9,282)	(7,305)	(29,692,489)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash provided by (used in) investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	396,200
Current majority shareholder	6,500	10,000	90,900
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	11,677
Net cash provided by financing activities	6,500	10,000	30,419,867

Increase (Decrease) in Cash	(2,782)	2,695	594
Cash at beginning of period	3,376	2,000	—

Cash at end of period	$594	4,695	$594

TRUEWEST CORPORATION
(a development stage company)
Condensed Statements of Cash Flows - Continued
Nine months ended June 30, 2013 and 2012 and
Period from July 5, 1989 (date of inception) through June 30, 2013
(Unaudited)

			Period from
			July 5, 1989
			(date of inception)
	Nine months	Nine months	through
	June 30,	June 30,	June 30,
	2013	2012	2013
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$—	$—	$11,725
Income taxes paid for the period	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$—	$—	$10,500,000

(Remainder of this page left blank intentionally)

The accompanying notes are an integral part of these condensed financial statements.

TRUEWEST CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
June 30, 2013

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
June 30, 2013

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2013 and September 30, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
June 30, 2013

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

At June 30, 2013 and 2012, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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

Note 6 - Note Payable to Officer/Director

On September 29, 2006, the Company and it’s sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.  Through June 30, 2013 and September 30, 2012, respectively, Mr. Little has advanced approximately $90,900 and $84,400 under this agreement.  This loan matured on September 30, 2008 and is currently repayable upon demand.  At this time, Mr. Little has made no demand for payment.

TRUEWEST CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
June 30, 2013

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended June 30, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through June 30, 2013, are as follows:
(Unaudited)
Period from
July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

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

The Company's income tax expense (benefit) for each of the nine months ended June 30, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through June 30, 2013, respectively, differed from the statutory federal rate of 34 % as follows:

			Period from
			July 5, 1989
	Nine months	Nine months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)

Statutory rate applied to income before income taxes	$(4,500)	$(3,600)	$(16,399,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	4,500	3,600	16,399,000

Income tax expense	$—	$—	$—

TRUEWEST CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
June 30, 2013

Note 7 - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of June 30, 2013 and September 30, 2012, respectively, after taking the September 2006 change in control into consideration:

	June 30,	September 30,
	2013	2012
	(Unaudited)
Deferred tax assets
Net operating loss carryforwards	$57,500	$53,000
Less: valuation allowance	(57,500)	(53,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended June 30, 2013 and the year ended September 30, 2012, the valuation allowance for the deferred tax asset increased by approximately $4,500 and $3,600, respectively.

Note 8 - Subsequent Events

Management has evaluated all activity of the Company through the date of issuance of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

We are still a development stage company with limited revenues. During the third quarter 2013, the company did not record any revenues.

General and administrative expenses for the nine month periods ended June 30, 2013 and 2012, were $9,282 and $7,155, respectively, and for the three month periods ended June 30, 2013 and 2012, $2,332 and $1,380 respectively. They directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

Earnings per share for the respective nine month periods ended June 30, 2013 and 2012 were approximately  $(0.03) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period. Earnings per share for the respective three month periods ended June 30, 2013 and 2012 were approximately  $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2013 and September 30, 2012, the Company had a working capital deficit of approximately $116,000 and $102,000, respectively.  Included in this working capital deficit are loans and accrued interest payable to the Company’s controlling stockholder aggregating approximately $116,000 and $106,000 at June 30, 2013 and September 30, 2012, respectively.

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

(8) Other Contractual Obligations

As of June 30, 2013, we do not have any contractual obligations.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information
Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

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

Truewest Corporation

Date: July 31, 2013	By:	/s/ Glenn A. Little
Glenn A. Little
President, Chief Executive Officer,
Chief Financial Officer and Sole Director