Form 10-K
period 2013-09-30
JD International Ltd
filed 2014-01-09
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-23039

JD INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	25-1605848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong
(Address of principal executive offices)

852 36978989
(Registrant’s telephone number, including area code)

Truewest Corporation
(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 31, 2013 was approximately $65,925 based upon 65,925 shares held by non-affiliates and a closing market price of $1.00 per share on December 31, 2013, as reported on www.bigcharts.com.

As of December 31, 2013, there were 450,800 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

JD INTERNATIONAL LIMITED

Annual Report on FORM 10-K

For the Fiscal Year Ended September 30, 2013

Special Note Regarding Forward Looking Statements

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1.	BUSINESS.

Overview

JD International Limited was incorporated in the Commonwealth of Pennsylvania on July 5, 1989 as Diasense, Inc., (“Truewest”, or the “Company”) a wholly owned subsidiary of Biocontrol Technology, Inc., which later changed its name to BICO Inc. (BICO). BICO owned approximately 52% of Truewest until July 23, 2004 when BICO sold its entire ownership interest, 11,975,000 shares of common stock, to Dominion Assets, LLC. The focus of the business was the research and development of a noninvasive glucose sensor. As of November 2002, the Company was dependent solely on BICO to provide the funding for ongoing operations and BICO stopped funding due to its own financial difficulties. Without funding between November 2002 and July 2004, the Company had to suspend operations and stop further development of our noninvasive glucose sensor. We resumed limited operations in July 2004 and subsequently resumed development of our noninvasive glucose sensor in April 2005. On August 16, 2006, the Company received two letters from Dominion Assets, LLC (“Dominion”), demanding immediate payment of principal and interest under, respectively, (i) that certain Demand Note, dated July 23, 2004, in a principal amount of $1,954,936, issued by the Company to BICO, Inc. (“BICO”) and assigned by BICO to Dominion, as amended effective September 28, 2004 (the “Demand Note”), and (ii) the additional loans totaling $50,700 in principal amount extended by Dominion to the Company under that certain Note and Security Agreement, dated October 29, 2004, by and between the Company and Dominion, as amended. On August 29, 2006, the Company entered into a Voluntary Surrender Agreement (the “Voluntary Surrender Agreement”) with Dominion Assets, LLC (“Dominion”) whereby all of the Company’s assets, pledged as collateral to secure loan agreements under which the Company is in default, were repossessed. Dominion was the majority shareholder of the Company. Keith R. Keeling owns a majority 75% interest in Dominion and was also a former member of the Company’s Board of Directors and the former CEO of the Company until resigning from both such positions with the Company on August 4, 2006.

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

As a result of these transactions Mr. Little became the majority stockholder of the Company and acted as the Company’s sole officer and director.

On September 11, 2013, Mr. Little sold 384,875 shares of common stock of the Company to JD International Development Limited, a Hong Kong corporation (“JD International”). The shares represent approximately 85% of all of the issued and outstanding Common Stock of the Company. The sale and purchase of shares resulted in a change in control of the Company. In connection with the change in control, Mr. Little resigned his officers positions with the Company, which resignation became effective immediately upon the closing of the purchase. Simultaneously with closing of the Purchase, Cheung Wai Yin was appointed as President, Chief Executive Officer and Chief Financial Officer and sole director of the Company.

On November 26, 2013, the Company changed its name to JD International Limited.

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

We have no capital and must depend on the resources of JD International Development Limited to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

JD International Development Limited will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

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

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Cheung Wai Yin, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

●	Potential for future earnings and appreciation of value of securities;

●	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

●	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;

●	Historical results of operation;

●	Liquidity and availability of capital resources;

●	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

●	Amount of debt and contingent liabilities; and

●	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities Cheung Wai Yin, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

ITEM 1A.	RISK FACTORS.

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

As of the date of this filing, JD International Development Limited beneficially owns approximately 85.38% of our issued and outstanding common stock. As a result, this stockholder is able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

It is anticipated that the Company’s principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of its common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal shareholders may consider its own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

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

Only One Director and Officer

Because management consists of only two people, while seeking a business combination, Cheung Wai Yin, the Company’s President, and Chan Cheuk Ki Jacky, the Company’s Secretary and Treasure, will be the only persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Our officers anticipate devoting only a limited amount of time per month to the business of the Company. Neither of our officers has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on our officers. The loss of the services of our officers would adversely affect development of the Company’s business and its likelihood of continuing operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company currently maintains a mailing address at G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong. The Company’s telephone number there is +852 36978989. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by activities of Company’s President.

It is likely that the Company will not establish an physical office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities..

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5). The Company’s trading symbol was “TRWS” until December 5, 2013, on which date it was changed to “JDID”. As of the date of this report, the Company’s securities have experienced irregular and infrequent trading volumes and pricing.

The table below sets forth the high and low bid prices for the Company’s common stock as obtained from http://finance.yahoo.com and confirmed through http://www.bigcharts.com. Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. During the fiscal year ended September 30, 2013, the Company’s common stock was subject to trading on only 1 distinct date involving an aggregate 100 shares at 1.00 per share on January 11, 2013. Management specifically notes that the last three documented trades of the Company’s securities, dated July 3, 2012 and August 10, 2012 and January 11, 2013, were for 100 shares each, as reported on http://finance.yahoo.com and http://www.bigcharts.com. Management attributes all market activity to speculative trading and market maker activity given that the Company has no business operations.

The following table sets forth the high and low closing bid prices for the periods indicated:

	Closing Bid Prices(1)
	High	Low
Year Ended September 30, 2013
1st Quarter	$0.30	$0.30
2nd Quarter	1.00	0.30
3rd Quarter	1.00	1.00
4th Quarter	1.00	1.00

Year Ended September 30, 2012
1st Quarter	$2.50	$1.50
2nd Quarter	12.00	1.50
3rd Quarter	37.00	12.00
4th Quarter	37.00	0.30

(1) These quotations were sourced from http://finance.yahoo.com and confirmed at http:\\www.bigcharts.com. Accordingly, these quotations may or may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of December 31, 2013, there were approximately 296 holders of record of our common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On March 19, 2008, the Company changed its corporate name to Truewest Corporation.

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement with Dominion whereby all of the Company’s assets, which had previously been pledged as collateral to secure loan agreements were repossessed. Through the date of the Voluntary Surrender Agreement, the Company’s business efforts were focused on developing a noninvasive glucose sensor (Sensor). The Sensor was proposed to use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

On August 29, 2013, Glenn A. Little (“Little”), who owned in the aggregate, 384,875 shares (the “Shares”) of common stock, par value $0.001 per share of the Company, entered into a Securities Purchase Agreement (“SPA”) with JD International Development Limited, a Hong Kong corporation (“JDID”) pursuant to which JDID purchased the Shares and repaid Mr. Little the balance of the note payable and related accrued interest as of June 30, 2013 for total of $365,000. The transaction contemplated in the SPA closed on September 11, 2013. The Shares represent approximately 85% of all of the issued and outstanding Common Stock of the Registrant.

In connection with the change in control, Mr. Little, the Company’s former President, Chief Financial Officer and sole director, resigned his officers positions with the Company and Cheung Wai Yin was appointed as President and a director of the Company by the sole director, Glenn A. Little. Mr. Little’s resignation as a director of the Company became effective on or about September 26, 2013.

On November 26, 2013, the Company changed its corporate name to JD International Limited.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. The Company has never fully or successfully implemented any business plan(s) and, accordingly, is considered to be in the development stage.

(3) Results of Operations

The Company had no operating revenue for either of the years ended September 30, 2013 or 2012, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for each of the years ended September 30, 2013 and 2012 were approximately $13,971 and $13,624, respectively. All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2013 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2013 and 2012 were approximately $(0.04) and $(0.04) per share based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Management

The Company is a shell corporation, and currently has no full-time employees. Mr. Cheung Wai Yin is our Company’s President, Chief Executive Officer Chief Financial Officer. All references herein to management of the Company is to Mr. Cheung Wai Yin. Mr. Cheung Wai Yin, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Cheung Wai Yin and the potential demands of the Company’s activities.

The amount of time spent by Mr. Cheung Wai Yin on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Cheung Wai Yin will actually be required to spend to locate a suitable target company. Mr. Cheung Wai Yin estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

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

(5) Liquidity and Capital Resources

At September 30, 2013 and 2012, respectively, the Company had working capital of approximately $(116,306) and $(102,453), respectively.

On September 30, 2013, the Company and it’s officer and director, Mr. Cheung Wai Yin, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The loan owed to Mr. Little was purchased by JD International Development Limited and the note payable to JD International Development Limited is unsecured, interest-free and repayable on demand.

There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s current working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to fulfill its current business plan.

The Company’s ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2013 and 2012 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Cheung Wai Yin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon, and as of the date of this evaluation, Mr. Cheung Wai Yin, determined that because of the material weaknesses described below, as of September 30, 2013 our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company’s internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company’s bills, and (3) there is no separate audit committee. As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2013.

Management is currently seeking and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended September 30, 2013, such as to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2013, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Cheung Wai Yin	34	President and Director
Chan Cheuk Ki Jacky	33	Secretary and Treasurer

Cheung Wai Yin

Mr. Cheung studied business at Hong Kong Management Association. He has worked as Chief Operations Officer, and assistant director for the investment firm Gold Hong Kong United Investment Ltd since 2011. He is also the Chief Executive Officer of Dragon Hotel Management Ltd, a hotel group in China.

Chan Cheuk Ki Jacky

Mr. Chan is a graduate of the University of Hong Kong (Bachelor of Economic & Finance) and has been working in the finance field for more than 10 years. He is now the Assistant General Manager of Gold Hong Kong United Investment Ltd. and he has experience in the project management field.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

●	conducted himself in good faith;

●	reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation’s best interest and, in all other cases, that his conduct was at least not opposed to the corporation’s best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors’ capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors’ duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, © a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director’s office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

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

Communications with the Board

Individuals may communicate with the Company’s Board of Directors or individual directors by writing to the Company’s Secretary at G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to its President, which was filed as an exhibit to our Form 10-K for the year ended September 30, 2009. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended September 30, 2013 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

Item 11.	Executive Compensation

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn A. Little,	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Cheung Wai Yin	President and Director	Common Stock, $0.001 par value	-		*
Chan Cheuk Ki Jacky	Secretary and Treasurer	Common Stock, $0.001 par value	-		*
All Officers and Directors as a group (5 persons named above)			-		*
5% Security Holders
JD International Development Limited		Common Stock, $0.001 par value	384,875	85.0%

* Less than 1%

(1)	On December 31, 2013, there were 450,800 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.
(2)	Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3)	In determining the percent of voting stock owned by a person on September 30, 2013 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 450,800 shares of common stock outstanding on September 30, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling stockholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant.

	September 30, 2013	September 30, 2012
Audit Fees	$10,300	$5,975
Audit Related Fees	-	-
Tax Fees	300	500
All Other Fees	-	-
TOTAL	$10,600	$6,475

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

The Company has not designated a formal audit committee. However, as defined in the Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of our independent auditors, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by auditing standards generally accepted in the United States of America. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

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

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2013 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(Financial statements follow on next page)

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets as of September 30, 2013 and 2012 (audited)	F-3

Statements of Operations and Comprehensive Loss for the years ended September 30, 2013 and 2012 (audited) and for the period from July 5, 1989 (date of inception) through September 30, 2013 (unaudited)	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the years ended September 30, 2013 and 2012 (audited) and for the period from July 5, 1989 (date of inception) through September 30, 2013 (unaudited)	F-5

Statements of Cash Flows for the years ended September 30, 2013 and 2012 (audited) and for the period from July 5, 1989 (date of inception) through September 30, 2013 (unaudited)	F-6

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

JD International Limited

We have audited the accompanying balance sheets of JD International Limited (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and statements of cash flows for the years then ended. These financial statements are the sole responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JD International Limited (a development stage company) as of September 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The columns on each of the accompanying statements of operations and comprehensive loss and the statements of cash flows labeled for the period July 5, 1989 (date of inception) through September 30, 2013, and statements of changes in stockholders’ equity (deficit) for the period July 5, 1989 (date of inception) through September 30, 2013 are unaudited and, as such, we express no opinion or other form of assurance on the representations made therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern and are discussed in Note 3. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Goldman Accounting Services CPA, PLLC
GOLDMAN ACCOUNTING SERVICES CPA, PLLC
Suffern, New York
January 7, 2014

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Balance Sheets

September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash	$-	$3,376

Total Current Assets	-	3,376

Total Assets	$-	$3,376

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities

Note payable to controlling shareholder	$116,306	$84,400
Accrued interest payable to controlling stockholder	-	21,429

Total Liabilities	116,306	105,829

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value 50,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.001 par value. 100,000,000 shares authorized. 450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,121,208	48,117,113
Common stock warrants	-	-
Deficit accumulated during the development stage	(48,237,965)	(48,220,017)

Total Stockholders’ Deficit	(116,306)	(102,453)

Total Liabilities and Stockholders’ Deficit	$-	$3,376

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Statements of Operations and Comprehensive Loss

Years ended September 30, 2013 and 2012 (audited) and

Period from July 5, 1989 (date of inception) through September 30, 2013 (unaudited)

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30, 2013	September 30, 2012	September 30, 2013

Revenues	$-	$-	$-

Operating Expenses
General and administrative expenses	13,971	13,624	17,204,197
Depreciation expense	-	-	91,495
Research and development expense	-	-	10,556,405
Technology and patent rights acquired	-	-	2,650,000
Expense related to warrant extensions	-	-	17,890,676
Amortization of goodwill	-	-	535,057
Total operating expenses	13,971	13,624	48,927,830

Loss from operations	(13,971)	(13,624)	(48,927,830)

Other Income (Expense)
Interest expense	(3,977)	(4,619)	(362,010)
Other income	-	-	1,043,722
Other expense	-	-	(67,405)
Equity in loss from unconsolidated subsidiaries	-	-	(575,412)
Impairment loss	-	-	(690,124)
Gain from sale of stock	-	-	1,341,094
Total other income (expense)	(3,977)	(4,619)	689,865

Loss before provision for income taxes	(17,948)	(18,243)	(48,237,965)

Provision for income taxes	-	-	-

Net Loss	(17,948)	(18,243)	(48,237,965)

Comprehensive income	-	-	-

Comprehensive Loss	$(17,948)	$(18,243)	$(48,237,965)
Earnings per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.04)	$(0.04)
Weighted-average number of shares outstanding - basic and fully diluted	450,800	450,800

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2013 and 2012 (audited)

and for the period from July 5, 1989 (date of inception) through September 30, 2013 (unaudited)

			Common	Additional		During the	Stockholders’
	Common	Stock	Stock	Paid-in		Development	equity
	Shares	Amount	Subscribed	Capital	Warrants	Stage	(Deficit)
July 5, 1989 (date of inception)		$-	$-	$-	$-	$-	$-
July 10,1989 Issuance of stock to BICO in connection with obtaining License and Marketing Agreement	8,000,000	80,000	-	-	-	-	80,000
Aug. 21 through Dec. 31, 1989 (various dates)
First Private Placement	656,000	6,560	-	321,440	-	-	328,000
Sep. 29, 1989 - Issuance of stk in connection with patent rights acquired by BICO	1,040,000	10,400	-	509,600	-	-	520,000
Net loss for the period	-	-	-	-	-	(80,000)	(80,000)

Balances at December 31, 1989	9,696,000	$96,960	$-	$831,040	$-	$(80,000)	$848,000
Jan. 1 to Dec. 31, 1990 (various dates)
First private Placement	1,240,000	12,400	-	607,600	-	-	620,000
May 1, 1990 through Aug. 31, 1990 (various dates)
First Private Placement
Exchange of debt for shares of stock	136,000	1,360	-	66,640	-	-	68,000
Warrants issued - to BICO	-	-	-	-	27,500	-	27,500
Net loss for the year	-	-	-	-	-	(497,628)	(497,628)

Balances at December 31, 1990	11,072,000	$110,720	$-	$1,505,280	$27,500	$(577,628)	$1,065,872
Jan. 1 to Dec. 31, 1991 (various dates)
First Private Placement	768,000	7,680	-	376,320	-	-	384,000
Second Private Placement	3,948,250	39,482	-	3,896,468	-	-	3,935,950
December 31, 1991 - common stock subscribed 62,500 shares at 1	-	-	625	61,875	-	-	62,500
Warrants issued - to BICO	-	-	-	-	19,085	-	19,085
Net loss for the year	-	-	-	-	-	(3,650,203)	(3,650,203)

Balances at December 31, 1991	15,788,250	$157,882	$625	$5,839,943	$46,585	$(4,227,831)	$1,817,204
Jan. 1 to Sep. 30, 1992 (various dates)
Second Private Placement	986,750	9,868	-	976,883	-	-	986,751
Third Private Placement	7,212	72	-	25,170	-	-	25,242
Fourth Private Placement	120,000	1,200	-	418,800	-	-	420,000
Jan. 1992 - Exchange of debt for share of stock	235,000	2,350	-	232,650	-	-	235,000
Jan. 1992 - Common stock subscriptions received	62,500	625	(625)	-	-	-	-
Net loss for the year	-	-	-	-	-	(2,846,584)	(2,846,584)

Balances at September 30, 1992	17,199,712	$171,997	$-	$7,493,446	$46,585	$(7,074,415)	$637,613
Sep. 30, 1992 to Oct. 31,1992(various dates)
Fourth Private Placement	180,000	1,800	-	628,200	-	-	630,000
June 1993 thru July 1993 warrants exercised	25,000	250	-	28,520	(3,770)	-	25,000
Net loss for the year	-	-	-	-	-	(3,763,101)	(3,763,101)

Balances at September 30, 1993	17,404,712	$174,047	$-	$8,150,166	$42,815	$(10,837,516)	$(2,470,488)
Oct. 1, 1993 to Sep. 30, 1994(various dates)
Registered Stock	230,961	2,309	-	783,936	-	-	786,245
Consulting service in exchange for stock	7,200	72	-	25,128	-	-	25,200
Treasury Stock purchase	(10,000)	(100)	-	(4,900)	-	(30,000)	(35,000)
Treasury Stock sale	10,000	100	-	34,900	-	-	35,000
Nov. 1993 thru Aug. 1994 warrants exercised	105,000	1,050	-	38,950	(2,500)	-	37,500
June 1994 Private Placement subject to Reg. S	91,667	917	-	287,834	-	-	288,751
Net loss for the year	-	-	-	-	-	(5,145,081)	(5,145,081)

Balances at September 30, 1994	17,839,540	$178,395	$-	$9,316,014	$40,315	$(16,012,597)	$(6,477,873)
Consulting service in exchange for stock	17,500	175	-	61,075	-	-	61,250
May 1995 Exchange of debt for shrs of stk	3,000,000	30,000	-	10,470,000	-	-	10,500,000
Oct. 1994 thru Sep. 1995 warrants exercised	29,512	295	-	9,771	-	-	10,066
Warrant extensions	-	-	-	-	4,625,000	-	4,625,000
Oct. 1, 1994 to Sep. 30, 1995(various dates)
Registered Stock	437,768	4,378	-	1,497,114	-	-	1,501,492
July 12, 1995 unregistered stock to BICO	1,200,000	12,000	-	4,188,000	-	-	4,200,000
Net loss for the year	-	-	-	-	-	(10,336,514)	(10,336,514)

Balances at September 30, 1995	22,524,320	$225,243	$-	$25,541,974	$4,665,315	$(26,349,111)	$4,083,421
Consulting service in exchange for stock:Reg.	10,000	100	-	34,900	-	-	35,000
Consulting service in exchange for stock:Unreg.	5,000	50	-	17,450	-	-	17,500
Oct. 1995 thru Sep. 1996 warrants exercised	56,000	560	-	27,440	-	-	28,000
Warrant extensions	-	-	-	-	7,640,468	-	7,640,468
Oct. 1, 1995 to Sep. 30, 1996(various dates)
Registered Stock	410,731	4,108	-	1,361,047	-	-	1,365,155
Net loss for the year	-	-	-	-	-	(9,018,258)	(9,018,258)

Balances at September 30, 1996	23,006,051	$230,061	$-	$26,982,811	$12,305,783	$(35,367,369)	$4,151,286
Warrant extensions	-	-	-	-	5,593,875	-	5,593,875
Oct. 1, 1996 to Sep. 30, 1997(various dates)
Registered Stock	(27,000)	(270)	-	(94,230)	-	-	(94,500)
Net loss for the year	-	-	-	-	-	(6,564,837)	(6,564,837)

Balances at September 30, 1997	22,979,051	$229,791	$-	$26,888,581	$17,899,658	$(41,932,206)	$3,085,824
Warrant extensions	-	-	-	-	25,000	-	25,000
Warrants expired	-	-	-	2,400,000	(2,400,000)	-	-
Oct. 1, 1997 to Sep. 30, 1998(various dates)
Registered Stock	1,000	10	-	3,490	-	-	3,500
Net loss for the year	-	-	-	-	-	(2,914,329)	(2,914,329)

Balances at September 30, 1998	22,980,051	$229,801	$-	$29,292,071	$15,524,658	$(44,846,535)	$199,995
Warrants issued for services	-	-	-	-	228,538	-	228,538
Warrant extensions	-	-	-	-	6,333	-	6,333
Warrants expired	-	-	-	377,625	(377,625)	-	-
Net loss for the year	-	-	-	-	-	(487,756)	(487,756)

Balances at September 30, 1999	22,980,051	$229,801	$-	$29,669,696	$15,381,904	$(45,334,291)	$(52,890)

Warrant extensions	-	-	-	-	230,178	-	230,178
Warrant expired	-	-	-	291,250	(291,250)	-	-
Net loss for the year	-	-	-	-	-	(695,438)	(695,438)

Balances at September 30, 2000	22,980,051	$229,801	$-	$29,960,946	$15,320,832	$(46,029,729)	$(518,150)
Warrants issued for services	-	-	-	-	55,199	-	55,199
Net loss for the year	-	-	-	-	-	(1,755,563)	(1,755,563)

Balances at September 30, 2001	22,980,051	$229,801	$-	$29,960,946	$15,376,031	$(47,785,292)	$(2,218,514)
Warrant expired	-	-	-	57,407	(57,407)	-	-
Net loss for the year	-	-	-	-	-	(461,103)	(461,103)

Balances at September 30, 2002	22,980,051	$229,801	$-	$30,018,353	$15,318,624	$(48,246,395)	$(2,679,617)
Warrant expired	-	-	-	3,309,422	(3,309,422)	-	-
Net Income for the year	-	-	-	-	-	719,681	719,681

Balances at September 30, 2003	22,980,051	$229,801	$-	$33,327,775	$12,009,202	$(47,526,714)	$(1,959,936)
Warrant expired	-	-	-	8,181,724	(8,181,724)		-
Net loss for the year	-	-	-	-	-	-	-

Balances at September 30, 2004	22,980,051	$229,801	$-	$41,509,499	$3,827,478	$(47,526,714)	$(1,959,936)
Warrants issued for services	-	-	-	-	1,600	-	1,600
Warrant expired	-	-	-	3,103,396	(3,103,396)	-	-
Net loss for the year	-	-	-	-	-	(206,580)	(206,580)

Balances at September 30, 2005	22,980,051	$229,801	$-	$44,612,895	$725,682	$(47,733,294)	$(2,164,916)
September 13, 2006 sale of 1,000 Units consisting of 11,100 shares of restricted, unregistered common stock and 500 common stock warrants each	11,100,000	111,000	-	9,000	5,000	-	125,000
September 18, 2006 Warrant cancellation	-	-	-	725,682	(725,682)	-	-
September 25, 2006 purchase and retirement of treasury stock	(11,975,000)	(119,750)	-	119,749	-	-	(1)
Capital contributed to support operations	-	-	-	11,677	-	-	11,677
Related party cancellation of debt	-	-	-	2,402,630	-	-	2,402,630
Net loss for the year	-	-	-	-	-	(369,413)	(369,413)

Balances at September 30, 2006	22,105,051	$221,051	$-	$47,881,633	$5,000	$(48,102,707)	$4,977
Effect of redomicile to Nevada	-	(198,946)	-	198,946
Net loss for the year	-	-	-	-	-	(39,272)	(39,272)

Balances at September 30, 2007	22,105,051	$22,105	$-	$48,080,579	$5,000	$(48,141,979)	$(34,295)
Cumulative effect of Fiscal 2008 reverse and forward stock splits	(22,053,051)	(22,053)	-	22,053	-	-	-
Issuance of common stock for cash upon exercise of warrants	398,800	399	-	43,469	(3,988)	-	39,880
Net loss for the year	-	-	-	-	-	(45,150)	(45,150)

Balances at September 30, 2008	450,800	$451		$48,146,101	$1,012	$(48,187,129)	$(39,565)
Net loss for the year	-	-	-	-	-	(15,141)	(15,141)

Balances at September 30, 2009	450,800	$451	$-	$48,146,101	$1,012	$(48,202,270)	$(54,706)
Expiration of warrants	-	-	-	1,012	(1,012)	-	-
Net loss for the year	-	-	-	-	-	(13,557)	(13,557)

Balances at September 30, 2010	450,800	$451	$-	$48,147,113	$-	$(48,215,827)	$(68,263)
Net loss for the year	-	-	-	-	-	(15,947)	(15,947)

Balances at September 30, 2011	450,800	$451	$-	$48,147,113	$-	$(48,231,774)	$(84,210)
Expiration of warrants	-	-	-	1,012	(1,012)	-	-
Net loss for the year	-	-	-	-	-	(18,243)	(18,243)

Balances at September 30, 2012	450,800	$451	$-	$48,148,125	$(1,012)	$(48,250,017)	$(102,453)
Capital contribution	-	-	-	4,095	-	-	4,095
Net loss for the year	-	-	-	-	-	(17,948)	(17,948)

Balances at September 30, 2013	450,800	$451	$-	$48,121,208	$-	$(48,267,965)	$(116,306)

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Statements of Cash Flows

Years ended September 30, 2013 and 2012 (audited) and

Period from July 5, 1989 (date of inception) through September 30, 2013(unaudited)

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30, 2013	September 30, 2012	September 30, 2013
Cash Flows from Operating Activities
Net loss for the period	$(17,948)	$(18,243)	$(48,237,965)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-	-	626,552
Gain on sale of stock purchased for investment	-	-	(1,341,094)
Warrants issued for services	-	-	515,515
Expense related to warrant extensions	-	-	17,890,676
Common stock issued for services	-	-	138,950
Common stock issued for License and Marketing agreement	-	-	80,000
Impairment loss	-	-	704,491
Inventory deposit - BICO	-	-	(1,000,000)
Equity in loss of unconsolidated subsidiaries	-	-	575,412
Accrued interest contributed to equity	-	-	324,879
Increase (Decrease) in
Accounts payable	-	-	-
Accrued interest payable	-	4,619	21,429
Net cash used in operating activities	(17,948)	(13,624)	(29,701,155)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-	(303,746)
Proceeds from sale of property and equipment	-	-	175,000
Net cash paid for common stock purchased for investment	-	-	(459,500)
Net activity on notes receivable from related parties	-	-	(138,538)
Net cash used in investing activities	-	-	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to Former majority shareholder and others	10,477	15,000	491,077
Convertible notes	-	-	95,000
Cash paid on notes payable	-	-	(42,500)
Cash received from sale of common stock	-	-	11,096,834
Cash received on Regulation S sale of common stock	-	-	288,751
Cash received on sale of common stock to BICO	-	-	4,200,000
Cash received on warrant exercises	-	-	157,946
Net activity on cash advanced to/received from BICO	-	-	14,160,060
Cash paid to acquire treasury stock	-	-	(35,001)
Cash contributed as capital to support operations	4,095	-	15,772
Net cash provided by financing activities	14,572	15,000	30,427,939

Increase (Decrease) in Cash	(3,376)	1,376	-
Cash at beginning of period	3,376	2,000	-

Cash at end of period	$-	$3,376	$-

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Statements of Cash Flows - Continued

Years ended September 30, 2013 and 2012 (audited) and

Period from July 5, 1989 (date of inception) through September 30, 2013 (unaudited)

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30,2013	September 30, 2012	September 30, 2013
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$11,725
Income taxes paid for the year	$	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$-	$-	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$-	$-	$10,500,000

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements

September 30, 2013 and 2012

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

On March 19, 2008, the Company changed its corporate name to Truewest Corporation.

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement whereby all of the Company’s assets, which had previously been pledged as collateral to secure loan agreements by and between the Company and Company’s lender, who was also the Company’s majority shareholder, under which the Company was then in default, were repossessed. Through the date of the Voluntary Surrender Agreement, the Company’s business efforts were focused on developing a noninvasive glucose sensor (Sensor). The Sensor was proposed to use electromagnetic technology to measure the concentration of glucose in human tissue without requiring the user to take a blood sample.

On August 29, 2013, Glenn A. Little (“Little”), who owned in the aggregate, 384,875 shares (the “Shares”) of common stock, par value $0.001 per share of the Company, entered into a Securities Purchase Agreement (“SPA”) with JD International Development Limited, a Hong Kong corporation (“JDID”) pursuant to which JDID purchased the Shares and repaid Mr. Little the balance of the note payable and related accrued interest as of June 30, 2013 for total of $365,000. The transaction contemplated in the SPA closed on September 11, 2013. The Shares represent approximately 85% of all of the issued and outstanding Common Stock of the Registrant.

In connection with the change in control, Mr. Little, the Company’s former President, Chief Financial Officer and sole director, resigned his officers positions with the Company and Cheung Wai Yin was appointed as President and a director of the Company by the sole director, Glenn A. Little. Mr. Little’s resignation as a director of the Company became effective on or about September 26, 2013.

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

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2013 and 2012

Note 3 - Going Concern Uncertainty

On August 29, 2006, the Company entered into a Voluntary Surrender Agreement (Voluntary Surrender Agreement) with Dominion Assets, LLC (Dominion) whereby all of the Company’s assets, which had previously been pledged as collateral to secure loan agreements under which the Company was then in default, were repossessed. Dominion was, at that time, the majority shareholder of the Company.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2013 and 2012

Note 4 - Summary of Significant Accounting Policies - Continued

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At September 30, 2013 and 2012, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2013 and 2012

Note 4 - Summary of Significant Accounting Policies - Continued

4.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

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

Note 6 - Note Payable to controlling shareholder

On September 29, 2006, the Company and it’s controlling shareholder, sole officer and director, Glenn A. Little, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum.

On August 29, 2013, Glenn A. Little (“Little”) entered into a Securities Purchase Agreement (“SPA”) with JD International Development Limited, a Hong Kong corporation (“JDID”) pursuant to which JDID purchased the Shares and repaid Mr. Little the balance of the note payable and related accrued interest as of June 30, 2013 for total of $365,000. The transaction contemplated in the SPA closed on September 11, 2013.

As of September 30, 2013 and 2012, respectively, balance due to Mr. Little is $0 and $84,400 under this agreement and as of September 30, 2013, the total balance due including note payable and accrued interest to JD International Development Limited is $116,306. The new note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of September 30, 2013 and 2012, respectively:

	September 30, 2013	September 30, 2012

Note payable to Mr. Little	$-	$84,400
Note payable to JD International Development Limited	116,306	-

Total	$116,306	$84,400

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2013 and 2012

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through September 30, 2013 – (unaudited), are as follows:

(Unaudited)
Period from
July 5, 1989
(date of inception)
	Year ended	Year ended	through
	September 30, 2013	September 30, 2012	September 30, 2013
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of September 30, 2013, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $-0- to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for each of the years ended September 30, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through September 30, 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

			(Unaudited)
			Period from
			July 5, 1989
			(date of inception)
	Year ended	Year ended	through
	September 30, 2013	September 30, 2012	September 30, 2013

Statutory rate applied to income before income taxes	$(6,000)	$(6,000)	$(16,401,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	6,000	6,000	16,401,000
Income tax expense	$-	$-	$-

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2013 and 2012

Note 7 - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of September 30, 2013 and 2012, respectively, after taking the September 2013 change in control into consideration:

	September 30, 2013	September 30, 2012
Deferred tax assets
Net operating loss carryforwards	$-	$53,000
Less valuation allowance	-	(53,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended September 30, 2013 and 2012, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(53,000) and $6,000, respectively.

Note 8 - Stock Warrants

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

	Number of	Weighted
	Warrant shares	Average Price
Balance at October 1, 2010	101,200	$0.10
Issued	-	-
Exercised	-	-
Expired	-	-

Balance at September 30, 2011	101,200	-
Issued	-	-
Exercised	-	-
Expired	(101,200)	$0.10
Balance at September 30, 2012 & 2013	-	-

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

(a development stage company)

Notes to Financial Statements - Continued

September 30, 2013 and 2012

Note 9 - Subsequent Events

On November 26, 2013, Truewest Corporation filed its Certificate of Amendment (the “Certificate of Amendment”) effecting name change of the Company to JD International Limited.

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: January 8, 2014

JD INTERNATIONAL LIMITED

By:	/s/ Cheung Wai Yin
Cheung Wai Yin
President and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: January 8, 2014

JD INTERNATIONAL LIMITED

By:	/s/ Cheung Wai Yin
Cheung Wai Yin
President and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.