Form 10-Q
period 2013-12-31
JD International Ltd
filed 2014-03-04
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-23039

JD INTERNATIONAL LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	25-1605848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

G/F First Asia Tower, 8 FuiYiuKok

Street, Tsuen Wan, NT, Hong Kong

(Address of principal executive offices, Zip Code)

852 36978989

(Registrant’s telephone number, including area code)

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	450,800

JD INTERNATIONAL LIMITED

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2013

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Index to Financial Statements

Page
Financial Statements

Balance Sheets as of December 31, 2013 (Unaudited) and September 30, 2013 (Audited)	F-1

Statements of Operations and Comprehensive Loss - for the Three Months Ended December 31, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through December 31, 2013 - (Unaudited)	F-2

Statements of Changes in Stockholders’ Deficit - for the Three Months Ended December 31, 2013 and for the period from July 5, 1989 (date of Inception) through December 31, 2013 - (Unaudited)	F-3

Statements of Cash Flows - for the Three Months Ended December 31, 2013 and 2012 for the period from July 5, 1989 (date of inception) through December 31, 2013 - (Unaudited)	F-8

Notes to Financial Statements - (Unaudited)	F-10

3

JD INTERNATIONAL LIMITED

(a development stage company)

Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$390	$—
Note payable to controlling shareholder	126,794	116,306
Accrued interest payable to controlling stockholder	—	—

Total Liabilities	127,184	116,306

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value 50,000,000 shares authorized None issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 450,800 shares issued and outstanding	451	451
Additional paid-in capital	48,121,208	48,121,208
Common stock warrants	—	—
Deficit accumulated during the development stage	(48,248,843)	(48,237,965)

Total Stockholders’ Deficit	(127,184)	(116,306)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Operations and Comprehensive Loss

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	10,878	3,560	17,215,075
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	10,878	3,560	48,938,708

Loss from operations	(10,878)	(3,560)	(48,938,708)

Other Income (Expense)
Interest expense	—	(1,289)	(362,010)
Other income	—	—	1,043,722
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,094
Total other income (expense)	—	(1,289)	689,865

Loss before provision for income taxes	(10,878)	(4,849)	(48,248,843)

Provision for income taxes	—	—	—

Net Loss	(10,878)	(4,849)	(48,248,843)

Comprehensive income	—	—	—

Comprehensive Loss	$(10,878)	$(4,849)	$(48,248,843)
Earnings per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.02)	$(0.01)
Weighted-average number of shares outstanding – basic and fully diluted	450,800	450,800

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Changes in Stockholders’ Deficit

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

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Changes in Stockholders’ Deficit – Continued

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

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Changes in Stockholders’ Deficit – Continued

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

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Changes in Stockholders’ Deficit – Continued

(Unaudited)

			Common	Additional		During the	Stockholders’
	Common	Stock	Stock	Paid-in		Development	equity
	Shares	Amount	Subscribed	Capital	Warrants	Stage	(Deficit)

Balances at September 30, 2001	22,980,051	$229,801	$-	$29,960,946	$15,376,031	$(47,785,292)	$(2,218,514)
Warrant expired	-	-	-	57,407	(57,407)	-	-
Net loss for the year	-	-	-	-	-	(461,103)	(461,103)

Balances at September 30, 2002	22,980,051	$229,801	$-	$30,018,353	$15,318,624	$(48,246,395)	$(2,679,617)
Warrant expired	-	-	-	3,309,422	(3,309,422)	-	-
Net Income for the year	-	-	-	-	-	719,681	719,681

Balances at September 30, 2003	22,980,051	$229,801	$-	$33,327,775	$12,009,202	$(47,526,714)	$(1,959,936)
Warrant expired	-	-	-	8,181,724	(8,181,724)		-
Net loss for the year	-	-	-	-	-	-	-

Balances at September 30, 2004	22,980,051	$229,801	$-	$41,509,499	$3,827,478	$(47,526,714)	$(1,959,936)
Warrants issued for services	-	-	-	-	1,600	-	1,600
Warrant expired	-	-	-	3,103,396	(3,103,396)	-	-
Net loss for the year	-	-	-	-	-	(206,580)	(206,580)

Balances at September 30, 2005	22,980,051	$229,801	$-	$44,612,895	$725,682	$(47,733,294)	$(2,164,916)
September 13, 2006 sale of 1,000 Units consisting of 11,100 shares of restricted, unregistered common stock and 500 common stock warrants each	11,100,000	111,000	-	9,000	5,000	-	125,000
September 18, 2006 Warrant cancellation	-	-	-	725,682	(725,682)	-	-
September 25, 2006 purchase and retirement of treasury stock	(11,975,000)	(119,750)	-	119,749	-	-	(1)
Capital contributed to support operations	-	-	-	11,677	-	-	11,677
Related party cancellation of debt	-	-	-	2,402,630	-	-	2,402,630
Net loss for the year	-	-	-	-	-	(369,413)	(369,413)

Balances at September 30, 2006	22,105,051	$221,051	$-	$47,881,633	$5,000	$(48,102,707)	$4,977
Effect of redomicile to Nevada	-	(198,946)	-	168,946	-	30,000	-
Net loss for the year	-	-	-	-	-	(39,272)	(39,272)

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Changes in Stockholders’ Deficit – Continued

(Unaudited)

			Common	Additional		During the	Stockholders’
	Common	Stock	Stock	Paid-in		Development	equity
	Shares	Amount	Subscribed	Capital	Warrants	Stage	(Deficit)

Balances at September 30, 2007	22,105,051	$22,105	$-	$48,050,579	$5,000	$(48,111,979)	$(34,295)
Cumulative effect of Fiscal 2008 reverse and forward stock splits	(22,053,051)	(22,053)	-	22,053	-	-	-
Issuance of common stock for cash upon exercise of warrants	398,800	399	-	43,469	(3,988)	-	39,880
Net loss for the year	-	-	-	-	-	(45,150)	(45,150)

Balances at September 30, 2008	450,800	$451		$48,116,101	$1,012	$(48,157,129)	$(39,565)
Net loss for the year	-	-	-	-	-	(15,141)	(15,141)

Balances at September 30, 2009	450,800	$451	$-	$48,116,101	$1,012	$(48,172,270)	$(54,706)
Net loss for the year	-	-	-	-	-	(13,557)	(13,557)

Balances at September 30, 2010	450,800	$451	$-	$48,116,101	$1,012	$(48,185,827)	$(68,263)
Net loss for the year	-	-	-	-	-	(15,947)	(15,947)

Balances at September 30, 2011	450,800	$451	$-	$48,116,101	$1,012	$(48,201,774)	$(84,210)
Expiration of warrants	-	-	-	1,012	(1,012)	-	-
Net loss for the year	-	-	-	-	-	(18,243)	(18,243)

Balances at September 30, 2012	450,800	$451	$-	$48,117,113	$-	$(48,220,017)	$(102,453)
Capital contribution	-	-	-	4,095	-	-	4,095
Net loss for the year	-	-	-	-	-	(17,948)	(17,948)

Balances at September 30, 2013	450,800	$451	$-	$48,121,208	$-	$(48,237,965)	$(116,306)
Net loss for the three months ended December 31, 2013	-	-	-	-	-	(10,878)	(10,878)

Balances at December 31, 2013 - (unaudited)	450,800	$451	$-	$48,121,208	$-	$(48,248,843)	$(127,184)

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Cash Flows

(unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Cash Flows from Operating Activities
Net loss for the period	$(10,878)	$(4,849)	$(48,248,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879

Changes in operating assets and liabilities:
Increase in Accrued expenses	390	—	390
Increase in Accrued interest payable	—	1,289	21,429
Net cash used in operating activities	(10,488)	(3,560)	(29,711,643)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash used in investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	4,000	491,077
Current majority shareholder	10,488	—	10,488
Convertible notes	—	—	95,000
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	15,772
Net cash provided by financing activities	10,488	4,000	30,438,427

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Statements of Cash Flows - Continued

(Unaudited)

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Increase (Decrease) in Cash	—	440	—
Cash at beginning of period	—	2,000	—

Cash at end of period	$—	$2,440	$—

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$—	$—	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$—	$—	$10,500,000

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements

December 31, 2013

(Unaudited)

Note 1 - Organization and Description of Business

JD International Limited (Company) was incorporated on July 5, 1989 as Diasense, Inc. in accordance with the Laws of the Commonwealth of Pennsylvania.

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

On November 26, 2013, the Company field its Certificate of Amendment (the “Certificate of Amendment”) effecting name change of the Company to JD International Limited.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. The Company has never fully or successfully implemented any business plan(s) and, accordingly, is considered to be in the development stage.

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2013. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2014.

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

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

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

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

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

At December 31, 2013 and 2012, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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

As of September 30, 2013 and 2012, respectively, balance due to Mr. Little is $0 and $84,400 under this agreement and as of September 30 and December 31, 2013, the total balance due including note payable and accrued interest to JD International Development Limited is $116,306 and $126,794, respectively. The new note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31 and September 30, 2013, respectively:

	December 31, 2013	September 30, 2013
		(audited)
Note payable to JD International Development Limited	$126,794	$116,306

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the three months ended December 31, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through December 31, 2013 – (unaudited), are as follows:

Period from
July 5, 1989
(date of inception)
	Three months ended	Three months ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

As of September 30, 2013, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $10,878 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

The Company’s income tax expense (benefit) for the three months ended December 31, 2013 and 2012 and for the period from July 5, 1989 (date of inception) through December 31, 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
			(date of inception)
	Three months ended	Three months ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Statutory rate applied to income before income taxes	$(3,700)	$—	$(3,700)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	3,700	—	3,700

Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of December 31, 2013 and September 30, 2013, respectively, after taking the September 2013 change in control into consideration:

	December 31, 2013	September 30, 2013
		(audited)
Deferred tax assets
Net operating loss carryforwards	$3,700	$—
Less valuation allowance	(3,700)	—

Net Deferred Tax Asset	$—	$—

During each of the three months ended December 31, 2013 and 2012, the valuation allowance for the deferred tax asset increased by approximately $10,900 and $-, respectively.

Note 8 - Equity

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The preferred stock has voting rights equal to common stock. No preferred stock had been issued as of the balance sheet dates. In January 2014, 1,860,000 shares of preferred stock was issued as part of a private placement.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share has one vote. At December 31, 2013 and September 30, 2013, the Company has 450,800 shares issued and outstanding.

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

Note 9 - Stock Warrants

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

On September 18, 2011, the Company’s Sole Officer and Director extended the exercise period of the warrants for an additional year through September 18, 2012. No warrants were exercised and the 101,200 warrants outstanding on September 18, 2012 expired. As at December 31 and September 30, 2013, there is no outstanding balance of stock warrants.

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

December 31, 2013

(Unaudited)

Note 10 - Subsequent Events

On January 12, 2014, the Company completed the private placement of an aggregate of 1,592,000 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of $1,248,000. This placement was a part of the placement completed on January 4, 2014, of 268,000 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of $200,000.

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On March 19, 2008, the Company changed its corporate name to Truewest Corporation.

On November 26, 2013, the Company changed its corporate name to JD International Limited.

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation.

(3) Results of Operations

We are still a development stage company with limited revenues. During the first quarter 2013, the company did not record any revenues.

General and administrative expenses for the three month periods ended December 31, 2013 and 2012, were $10,878 and $3,560, respectively. They directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended. The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

Earnings per share for the respective three month periods ended December 31, 2013 and 2012, were approximately $(0.02) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

(4) Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management’s view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise’s becoming a publicly-held corporation.

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company’s management intends to consider only combination candidates which are profitable or, in management’s view, have growth potential. The Company’s management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company’s limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise’s being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company’s officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

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

The Company’s officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(5) Liquidity and Capital Resources

At December 31, 2013, the Company had a working capital deficit of approximately $130,000.

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

The Company’s need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

(8) Other Contractual Obligations

As of December 31, 2013, we do not have any contractual obligations.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2014	JD INTERNATIONAL LIMITED

	By:	/s/ Cheung Wai Yin Sheng Chen
Cheung Wai Yin
Chief Executive Officer
(Principal Executive Officer)

