Form 10-Q
period 2014-06-30
JD International Ltd
filed 2014-08-27
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	450,800

JD INTERNATIONAL LIMITED

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JD INTERNATIONAL LIMITED

(A Development Stage Company)

Balance Sheets

June 30, 2014 and September 30, 2013

	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable to controlling shareholder	$146,139	$116,306
Total current liabilities	146,139	116,306

STOCKHOLDERS’ DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, 5,912,400 and 0 issued and outstanding as of June 30, 2014 and September 30, 2013	5,912	-
Common stock - $0.001 par value.; 100,000,000 shares authorized.; 450,800 shares issued and outstanding as of June 30, 2014 and September 30, 2013	451	451
Additional paid in capital	52,683,296	48,121,208
Stock subscription receivable	(4,568,000)	-
Deficit accumulated during development stage	(48,267,798)	(48,237,965)
Total Stockholders’ deficit	(146,139)	(116,306)

Total liabilities and stockholders’ deficit	$-	$0

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(unaudited)

Three and Nine Months ended June 30, 2014 and 2013 and

Period from July 5, 1989 (date of inception) through June 30, 2014

					Period from
					July 5, 1989
	Three months ended		Nine months ended		(date of inception)
	June 30,		June 30,		through
	2014	2013	2014	2013	June 30, 2014

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	11,976	2,332	29,833	9,282	17,229,341
Depreciation expense	-	-	-	-	91,495
Research and development expense	-	-	-	-	10,556,405
Technology and patent rights acquired	-	-	-	-	2,650,000
Expense related to warrant extensions	-	-	-	-	17,890,676
Amortization of goodwill	-	-	-	-	535,057
Total operating expenses	11,976	2,332	29,833	9,282	48,952,974

Loss from operations	(11,976)	(2,332)	(29,833)	(9,282)	(48,952,974)

Other Income (Expense)
Interest expense	-	(1,360)	-	(3,977)	(362,010)
Other income	-	-	-	-	1,043,722
Other expense	-	-	-	-	(67,405)
Equity in loss from unconsolidated subsidiaries	-	-	-	-	(575,412)
Impairment loss	-	-	-	-	(690,124)
Gain from sale of stock	-	-	-	-	1,341,094
Total other income (expense)	-	(1,360)	-	(3,977)	689,865

Loss before provision for income taxes	(11,976)	(3,692)	(29,833)	(13,259)	(48,263,109)

Provision for income taxes	—	—	—	—	—

Net Loss	(11,976)	(3,692)	(29,833)	(13,259)	(48,263,109)

Comprehensive income	—	—	—	—	—

Comprehensive Loss	$(11,976)	(3,692)	(29,833)	(13,259)	(48,263,109)

Earnings per share of common stock outstanding computed on net loss - Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.03)

Weighted average ordinary shares outstanding- Basic and diluted	450,800	450,800	450,800	450,800

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

Nine months ended June 30, 2014 and 2013 and

Period from July 5, 1989 (date of inception) through June 30, 2014

				Period from
				July 5, 1989
	Nine months ended			(date of inception)
	June 30,			through
	2014		2013	June 30, 2014
Cash Flows from Operating Activities

Net loss for the period	$(29,833)		$(13,259)	$(48,233,276)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-		-	626,552
Gain on sale of stock purchased for investment	-		-	(1,341,094)
Warrants issued for services	-		-	515,515
Expense related to warrant extensions	-		-	17,890,676
Common stock issued for services	-		-	138,950

Common stock issued for License and Marketing agreement	-		-	80,000
Impairment loss	-		-	704,491
Inventory deposit - BICO	-		-	(1,000,000)
Equity in loss of unconsolidated subsidiaries	-		-	575,412
Accrued interest contributed to equity	-		-	324,879
Increase (Decrease) in				-
Accrued expenses	-		-	-
Accrued interest payable	-		3,977	21,430
Net cash used in operating activities	(29,833)		(9,282)	(29,692,489)

Cash Flows from Investing Activities
Purchase of property and equipment	-		-	(303,746)
Proceeds from sale of property and equipment	-		-	175,000
Net cash paid for common stock purchased for investment	-		-	(459,500)
Net activity on notes receivable from related parties	-		-	(138,538)
Net cash provided by (used in) investing activities	-		-	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	-		-	396,200
Current majority shareholder		-	6,500	90,900
Convertible notes	29,833		-	124,833
Cash paid on notes payable	-		-	(42,500)
Cash received from sale of common stock	-		-	11,096,834
Cash received on Regulation S sale of common stock	-		-	288,751
Cash received on sale of common stock to BICO	-		-	4,200,000
Cash received on warrant exercises	-		-	157,946
Net activity on cash advanced to/received from BICO	-		-	14,160,060
Cash paid to acquire treasury stock	-		-	(35,001)
Cash contributed as capital to support operations	-		-	15,772
Net cash provided by financing activities	29,833		6,500	30,449,700

Increase (Decrease) in Cash	-		(2,782)	(0)
Cash at beginning of period	-		3,376

Cash at end of period	$-		$594	$(0)

Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the period	$-		$-	$11,725
Income taxes paid for the period	$-		$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 11,824,800 shares of Preferred stock (Proceeds are held in escrow)	$4,568,000		$-	$4,568,000
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$-		$-	$303,000
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$-		$-	$10,500,000

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(a development stage company)

Notes to Financial Statements - Continued

June 30, 2014

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2014 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2014 there were no outstanding warrants. At June 30, 2013, the Company’s outstanding warrants were considered to be common stock equivalents; however, the issued and outstanding warrants were considered anti-dilutive due to the Company’s net operating loss position.

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

As of June 30, 2014 and 2012, respectively, balance due to Mr. Little is $0 and $84,400 under this agreement and as of June 30, 2014 and September 30, 2013, the total balance due including note payable and accrued interest to JD International Development Limited is $134,163 and $126,794, respectively. The new note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of June 30, 2014 and September 30, 2013, respectively:

	June 30, 2014	September 30, 2013
	(unaudited)
Note payable to JD International Development Limited	$146,139	$116,306

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the three months ended June 30, 2014 and 2013 and for the period from July 5, 1989 (date of inception) through June 30, 2014 – (unaudited), are as follows:

Period from
July 5, 1989
(date of inception)
	Three months ended	Three months ended	through
	June 30, 2104	June 30, 2013	June 30, 2014

Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

As of June 30, 2014, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $17,857 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for the three months ended June 30, 2014 and 2013 and for the period from July 5, 1989 (date of inception) through June 30, 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
			(date of inception)
	Nine months ended	Nine months ended	through
	June 30, 2014	June 30, 2013	June 30, 2014
Statutory rate applied to income before income taxes	$(10,100)	$—	$(16,200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	10,100	—	16,200
Income tax expense	$—	$—	$—

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of June 30, 2014 and September 30, 2013, respectively, after taking the September 2013 change in control into consideration:

	June 30, 2014	September 30, 2013
	(unaudited)
Deferred tax assets
Net operating loss carryforwards	$16,200	$—
Less valuation allowance	(16,200)	—

Net Deferred Tax Asset	$—	$—

During the nine months ended June 30, 2014, the valuation allowance for the deferred tax asset increased by approximately $10,100.

Note 8 - Equity

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The preferred stock has voting rights equal to common stock.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share has one vote. At June 30, 2014 and, September 30, 2013 the Company has 450,800 shares issued and outstanding.

From March 1, 2013 through December 15, 2013, we completed the private placement of an aggregate of 545,200 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of approximately $424,000. This placement is a part of a private placement of the Series A Preferred Stock, the first tranches of which were completed on January 4, 2014, of 268,000 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of $200,000, and January 12, 2014, of 1,592,000 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of $1,248,000 and on January 28, 2014, of 3,507,200 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of approximately $2,696,000. All of these shares have been issued but the proceeds are held in escrow.

Note 9 - Stock Warrants

As at June 30, 2014 and September 30, 2013 and, there is no outstanding balance of stock warrants.

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

(3) Results of Operations

Three months ended June 30, 2014 and 2013

The Company had no operating revenue for either of the three month period ended June 30, 2104 and 2013, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for the three months ended June 30, 2014 and 2013 were approximately $11,976 and $2,332, respectively. All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

The three months ended June 30, 2014 and 2013 included interest expense on the former loan of of $0 and $1,327, respectively.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2014 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Loss per share for the three months ended June 30, 2014 and 2013 were approximately $0.03 and $0.01, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Nine months ended June 30, 2014 and 2013

The Company had no operating revenue for either of the nine month period ended June 30, 2104 and 2013, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for the six months ended June 30, 2014 and 2013 were approximately $29,833 and $9,282, respectively. All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

The nine months ended June 30, 2014 and 2013 included interest expense on the former loan of 0 and $3,977, respectively.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2014 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Loss per share for the three months ended June 30, 2014 and 2013 were approximately $0.01 and $0.03, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2014, the Company had working capital deficit of approximately $146,139.

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

(8) Other Contractual Obligations

As of June 30, 2014, we do not have any contractual obligations.

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

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

As previously disclosed, on March 1, 2013 through December 15, 2013, we completed the private placement of an aggregate of 545,200 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of approximately $424,000. This placement is a part of a private placement of the Series A Preferred Stock, the first tranches of which were completed on January 4, 2014, of 268,000 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of $200,000, and January 12, 2014, of 1,592,000 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of $1,248,000 and on January 28, 2014, of 3,507,200 shares of Series A Preferred Stock to certain foreign investors for an aggregate purchase price of approximately $2,696,000.

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

Date: August 27, 2014	JD INTERNATIONAL LIMITED

	By:	/s/ Cheung Wai Yin Sheng Chen
Cheung Wai Yin
Chief Executive Officer
(Principal Executive Officer)