Form 10-K
period 2014-09-30
JD International Ltd
filed 2015-04-02
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 31, 2014 was approximately $65,925 based on 65,925 shares held by non-affiliates and a closing market price of $1.00 per share on January 21, 2015, as reported on www.bigcharts.com.

The number of shares outstanding of each of the issuer’s classes of common stock, as of January 21, 2015 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	6,986,600

Series A Preferred Stock, $0.001 par value	15,090,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

JD INTERNATIONAL LIMITED

Annual Report on FORM 10-K

For the Fiscal Year Ended September 30, 2014

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

As of the date of this filing, JD International Development Limited beneficially owns approximately 46.3% of our issued and outstanding common stock. This stockholder, while not the majority holder, is still able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Registration of Shares is Required

It is the SEC’s position that securities issued by a “shell” company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company’s shares for resale.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

The table below sets forth the high and low bid prices for the Company’s common stock as obtained from http://finance.yahoo.com and confirmed through http://www.bigcharts.com. Bids represent inter−dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. During the fiscal year ended September 30, 2014, the Company’s common stock was subject to trading on only 1 distinct date involving an aggregate 100 shares at 2.00 per share on December 3, 2014. Management specifically notes that the last four documented trades of the Company’s securities were for 100 shares each, as reported on http://finance.yahoo.com and http://www.bigcharts.com. Management attributes all market activity to speculative trading and market maker activity given that the Company has no business operations.

The following table sets forth the high and low closing bid prices for the periods indicated:

	Closing Bid Prices(1)
	High	Low
Year Ended September 30, 2014
1st Quarter	$1.00	$1.00
2nd Quarter	1.00	1.00
3rd Quarter	1.00	1.00
4th Quarter	1.00	1.00

Year Ended September 30, 2013
1st Quarter	$0.30	$0.30
2nd Quarter	1.00	0.30
3rd Quarter	1.00	1.00
4th Quarter	1.00	1.00

(1) These quotations were sourced from http://finance.yahoo.com and confirmed at http:\\www.bigcharts.com. Accordingly, these quotations may or may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of January 20, 2015, there were approximately 296 holders of record of our common stock.

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

As of the date of this filing, there are 15,090,000 shares of Preferred Stock issued and outstanding.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended September 30, 2014 or 2013, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for each of the years ended September 30, 2014 and 2013 were approximately $36,602 and $13,971, respectively. All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2014 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Earnings per share for the respective years ended September 30, 2014 and 2013 were approximately $(0.08) and $(0.04) per share based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At September 30, 2014 and 2013, respectively, the Company had working capital of approximately $(152,908) and $(116,306), respectively.

On September 30, 2014, the Company and it’s officer and director, Mr. Cheung Wai Yin, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The loan owed to Mr. Little was purchased by JD International Development Limited and the note payable to JD International Development Limited is unsecured, interest-free and repayable on demand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2014 and 2013 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Cheung Wai Yin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon, and as of the date of this evaluation, Mr. Cheung Wai Yin, determined that because of the material weaknesses described below, as of September 30, 2014 our disclosure controls and procedures were not effective.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company’s internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company’s bills, and (3) there is no separate audit committee. As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2014.

Management is currently seeking and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended September 30, 2014, such as to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Cheung Wai Yin	35	President and Director
Chan Cheuk Ki Jacky	34	Secretary and Treasurer

Cheung Wai Yin

Mr. Cheung studied business at Hong Kong Management Association. He has worked as Chief Operations Officer, and assistant director for the investment firm Gold Hong Kong United Investment Ltd. since 2011. He is also the Chief Executive Officer of Dragon Hotel Management Ltd., a hotel group in China.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended September 30, 2014 or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cheung Wai Yin,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Chan Cheuk Ki Jacky,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Secretary and Treasurer Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Cheung Wai Yin	President and Director	Common Stock, $0.001 par value	-		*
Chan Cheuk Ki Jacky	Secretary and Treasurer	Common Stock, $0.001 par value	-		*
All Officers and Directors as a group (5 persons named above)			-		*
5% Security Holders
JD International Development Limited		Common Stock, $0.001 par value	384,875	46.3%

* Less than 1%

(1)	On September 30, 2015, there were 831,200 shares of our common stock outstanding and 11,300,000 shares of Series A Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.
(2)	Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3)	In determining the percent of voting stock owned by a person on September 30, 2014 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 831,200 shares of common stock outstanding on September 30, 2014, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant.

	September 30, 2014	September 30, 2013
Audit Fees	$9,300	$10,300
Audit Related Fees	-	-
Tax Fees	300	300
All Other Fees	-	-
TOTAL	$9,600	$10,600

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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2014 and 2013 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2014 for filing with the U. S. Securities and Exchange Commission.

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

(Financial statements follow on next page)

JD INTERNATIONAL LIMITED

(FORMERLY TRUEWEST CORPORATION)

2451 N. McMullen Booth Road
Suite.308
Clearwater, FL 33759

Toll fee: 855.334.0934

Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

JD International Limited

We have audited the accompanying balance sheet of JD International Limited as of September 30, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended September 30, 2013 were audited by other auditors who issued an unqualified report on January 7, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JD International Limited as of September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 2, 2015

PCAOB Registered

AICPA Member

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

JD International Limited

We have audited the accompanying balance sheets of JD International Limited (a development stage company) as of September 30, 2013 and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and statements of cash flows for the year then ended. These financial statements are the sole responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JD International Limited (a development stage company) as of September 30, 2013 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ Goldman Accounting Services CPA, PLLC
GOLDMAN ACCOUNTING SERVICES CPA, PLLC
Suffern, New York
January 7, 2014

JD INTERNATIONAL LIMITED

Balance Sheets

September 30, 2014 and 2013

	September 30, 2014	September 30, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note payable to controlling shareholder	152,908	116,306
Accrued interest payable to controlling stockholder	-	-
Total current liabilities	152,908	116,306

STOCKHOLDERS’ DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, 11,883,800 and 0 issued and outstanding, respectively	11,884	-
Common stock - $0.001 par value.; 100,000,000 shares authorized.; 450,800 and 831,200 shares issued and outstanding as of September 30, 2013 and September 30, 2014, respectively	831	451
Additional paid in capital	59,028,744	48,121,208
Subscription receivable	(10,919,800)	-
Accumulated deficit	(48,274,567)	(48,237,965)
Total Stockholders’ deficit	(152,908)	(116,306)

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Statements of Operations and Comprehensive Loss

Years ended September 30, 2014 and 2013

	Year Ended
	September 30,
	2014	2013

Revenues	$-	$-

Operating Expenses
General and administrative expenses	36,602	13,971
Total operating expenses	36,602	13,971

Loss from operations	(36,602)	(13,971)

Other Income (Expense)
Interest expense	-	(3,977)
Total other income (expense)	-	(3,977)

Loss before provision for income taxes	(36,602)	(17,948)

Provision for income taxes	-	-

Net Loss	(36,602)	(17,948)

Comprehensive income	-	-

Comprehensive Loss	(36,602)	(17,948)

Earnings per share of common stock outstanding computed on net loss -
Basic and diluted loss per share	$(0.08)	$(0.04)

Weighted average ordinary shares outstanding - Basic and diluted	462,296	450,800

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended September 30, 2014 and 2013 (audited)

						Additional		Stockholders
	Preferred	Preferred	Common	Common	Stock	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	(Deficit)

Balances at September 30, 2012	-	-	450,800	$451	-	$48,117,113	$(48,220,017)	$(102,453)

Capital Contribution	-	-	-	-	-	4,095	-	4,095

Net loss for the year	-	-	-	-	-	-	(17,948)	(17,948)

Balances at September 30, 2013			450,800	$451	$-	$48,121,208	$(48,237,965)	$(116,306)

Common Stock sold for cash	-	$-	380,400	$380	$(380,400)	308,020		-

Preferred Stock sold for Cash	11,883,800	11,884	-	-	(10,539,400)	10,527,516		-

Net loss for the year							(36,602)	(36,602)

Balances at September 30, 2014	11,883,800	11,884	831,200	$831	$(10,919,800)	$59,028,744	$(48,274,567)	$(152,908)

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Statements of Cash Flows

Years ended September 30, 2014 and 2013

	Year Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities
Net loss for the period	(36,602)	(17,948)
Adjustments to reconcile net loss to net cash provided by operating activities
Increase (Decrease) in
Accrued interest payable	-	-
Net cash used in operating activities	(36,602)	(17,948)

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from shareholder loans	36,602	10,477
Cash contributed as capital to support operations	-	4,095
Net cash provided by financing activities	36,602	14,572

Increase (Decrease) in Cash	-	(3,376)
Cash at beginning of period	-	3,376

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$-	$-
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$-	$-

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Notes to Financial Statements

September 30, 2014 and 2013

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

September 30, 2014 and 2013

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

September 30, 2014 and 2013

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

September 30, 2014 and 2013

Note 4 - Summary of Significant Accounting Policies - Continued

4.	Pending and/or New Accounting Pronouncements

The Company has adopted the provisions of ASU 2014-10 which has eliminated the concept of development stage companies.  Management is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

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

Note 6 - Note Payable to controlling shareholder

As of September 30, 2014 and 2013, respectively, the total balance due including note payable and accrued interest to JD International Development Limited is $152,908. and $116,306. The new note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of September 30, 2014 and 2013, respectively:

	September 30, 2014	September 30, 2013
Note payable to JD International Development Limited	152,908	116,306

Total	$152,908	$116,306

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

September 30, 2014 and 2013

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2014 and 2013, are as follows:

	Year ended	Year ended
	September 30, 2014	September 30, 2013
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of September 30, 2014, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $-0- to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for each of the years ended September 30, 2014 and 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	September 30, 2014	September 30, 2013
Statutory rate applied to income before income taxes	$(13,000)	$(6,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	13,000	6,000
Income tax expense	$-	$-

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

September 30, 2014 and 2013

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

	September 30, 2014	September 30, 2013
Deferred tax assets
Net operating loss carryforwards	$19,000	$6,000
Less valuation allowance	(19,000)	(6,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended September 30, 2014 and 2013, the valuation allowance for the deferred tax asset increased (decreased) by approximately $13,000 and $6,000, respectively.

Note 8 – Equity

Preferred Stock

The Company’s Articles of Incorporation allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

As of September 30, 2014 of this filing, 11,883,800 shares of Preferred Stock are issued and outstanding.

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

Stock Option Plan

The Company currently has no stock option plan.

Warrants and options

During the fiscal years ended September 30, 2014 and 2013, there were no warrants or options outstanding.

Note 9 - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Subsequent to September 30, 2014, the Company issued 6,155,400 shares of common stock and 3,206,200 shares of preferred stock for cash.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 02, 2015

JD INTERNATIONAL LIMITED

By:	/s/ Cheung Wai Yin
Cheung Wai Yin
President and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: April 02, 2015

JD INTERNATIONAL LIMITED

By:	/s/ Cheung Wai Yin
Cheung Wai Yin
President and Director

25

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

26