Form 10-Q
period 2014-12-31
JD International Ltd
filed 2015-10-21
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 21, 2015 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	6,986,600

Series A Preferred Stock, $0.001 par value	15,090,000

JD INTERNATIONAL LIMITED

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2014

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Index to Financial Statements

Page
Financial Statements
Balance Sheets as of December 31, 2014 (Unaudited) and September 30, 2014 (Audited)	F-2

Statements of Operations and Comprehensive Loss - for the Three Months Ended December 31, 2014 and 2013 and for the period from July 5, 1989 (date of inception) through December 31, 2014 - (Unaudited)	F-3

Statements of Changes in Stockholders’ Deficit - for the Three Months Ended December 31, 2014 and 2013 and for the period from July 5, 1989 (date of Inception) through December 31, 2014 - (Unaudited)	F-4

Statements of Cash Flows - for the Three Months Ended December 31, 2014 and 2013 for the period from July 5, 1989 (date of inception) through December 31, 2013 - (Unaudited)	F-5

Notes to Financial Statements - (Unaudited)	F-7

JD INTERNATIONAL LIMITED

Balance Sheets

December 31, 2014 and September 30, 2014

	December 31, 2014	September 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$4,975	$—
Note payable to controlling shareholder	165,968	152,908
Accrued interest payable to controlling stockholder	—	—

Total Liabilities	170,943	152,908

Stockholders’ Deficit
Preferred stock - $0.001 par value, 50,000,000 shares authorized, 11,883,800 and 15,090,000 issued and outstanding, as of September 30, 2014 and December 31, 2014, respectively	15,090	11,884
Common stock - $0.001 par value; 100,000,000 shares authorized; 831,200 and 2,361,800 shares issued and outstanding as of September 30, 2014 and December 31, 2014, respectively	2,362	831
Additional paid in capital	59,028,744	59,028,744
Subscription receivable	(10,924,537)	(10,919,800)
Accumulated deficit	(48,292,602)	(48,274,567)

Total Stockholders’ Deficit	(170,943)	(152,908)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended December 31, 2014 and 2013 and

Period from July 5, 1989 (date of inception) through December 31, 2014

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31, 2014	December 31, 2013	December 31, 2014

Revenues	$—	$—	$—

Operating Expenses
General and administrative expenses	18,035	10,878	17,258,834
Depreciation expense	—	—	91,495
Research and development expense	—	—	10,556,405
Technology and patent rights acquired	—	—	2,650,000
Expense related to warrant extensions	—	—	17,890,676
Amortization of goodwill	—	—	535,057
Total operating expenses	18,035	10,878	48,982,467

Loss from operations	(18,035)	(10,878)	(48,982,467)

Other Income (Expense)
Interest expense	—	—	(362,010)
Other income	—	—	1,043,722
Other expense	—	—	(67,405)
Equity in loss from unconsolidated subsidiaries	—	—	(575,412)
Impairment loss	—	—	(690,124)
Gain from sale of stock	—	—	1,341,094
Total other income (expense)	—	—	689,865

Loss before provision for income taxes	(18,035)	(10,878)	(48,292,602)

Provision for income taxes	—	—	—

Net Loss	(18,035)	(10,878)	(48,292,602)

Comprehensive income	—	—	—

Comprehensive Loss	$(18,035)	$(10,878)	$(48,292,602)
Earnings per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.02)	$(0.02)
Weighted-average number of shares outstanding - basic and fully diluted	1,163,939	450,800

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

Statements of Changes in Stockholders’ Deficit

(Unaudited)

		Preferred		Common		Additional		During the	Stockholders'
	Preferred	Stock	Common	Stock	Stock	Paid-in		Development	equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Warrants	Stage	(Deficit)

Balances at September 30, 2014	11,883,800	$11,884	831,200	$831	$(10,919,800)	$59,028,744	$-	$(48,274,567)	$(152,908)

Common stock sold for cash	-	-	1,530,600	1,531	(1,531)	-	-	-	-

Preferred stock sold for cash	3,206,200	3,206	-	-	(3,206)	-	-	-	-

Net loss for the three months ended December 31, 2014	-	-	-	-	-	-	-	(18,035)	(18,035)

Balances at December 31, 2014 - (unaudited)	15,090,000	$15,090	2,361,800	$2,362	$(10,924,537)	$59,028,744	$-	$(48,292,602)	$(170,943)

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

Statements of Cash Flows

(unaudited)

Three months ended December 31, 2014 and 2013 and

Period from July 5, 1989 (date of inception) through December 31, 2014

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31, 2014	December 31, 2013	December 31, 2014

Cash Flows from Operating Activities
Net loss for the period	$(18,035)	$(10,878)	$(48,292,602)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	—	—	626,552
Gain on sale of stock purchased for investment	—	—	(1,341,094)
Warrants issued for services	—	—	515,515
Expense related to warrant extensions	—	—	17,890,676
Common stock issued for services	—	—	138,950
Common stock issued for License and Marketing agreement	—	—	80,000
Impairment loss	—	—	704,491
Inventory deposit - BICO	—	—	(1,000,000)
Equity in loss of unconsolidated subsidiaries	—	—	575,412
Accrued interest contributed to equity	—	—	324,879

Changes in operating assets and liabilities:
Increase in Accrued expenses	4,975	390	4,975
Increase in Accrued interest payable	—	—	21,429
Net cash used in operating activities	(13,060)	(10,488)	(29,750,817)

Cash Flows from Investing Activities
Purchase of property and equipment	—	—	(303,746)
Proceeds from sale of property and equipment	—	—	175,000
Net cash paid for common stock purchased for investment	—	—	(459,500)
Net activity on notes receivable from related parties	—	—	(138,538)
Net cash used in investing activities	—	—	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	—	—	491,077
Current majority shareholder	13,060	10,488	144,662
Cash paid on notes payable	—	—	(42,500)
Cash received from sale of common stock	—	—	11,096,834
Cash received on Regulation S sale of common stock	—	—	288,751
Cash received on sale of common stock to BICO	—	—	4,200,000
Cash received on warrant exercises	—	—	157,946
Net activity on cash advanced to/received from BICO	—	—	14,160,060
Cash paid to acquire treasury stock	—	—	(35,001)
Cash contributed as capital to support operations	—	—	15,772
Net cash provided by financing activities	13,060	10,488	30,477,601

Increase (Decrease) in Cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

Statements of Cash Flows - Continued

(Unaudited)

Three months ended December 31, 2014 and 2013 and

Period from July 5, 1989 (date of inception) through December 31, 2014

			Period from
			July 5, 1989
	Three months	Three months	(date of inception)
	ended	ended	through
	December 31, 2014	December 31, 2013	December 31, 2014

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$—	$—	$11,725
Income taxes paid for the year	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 11,883,800 shares of Preferred stock (Proceeds are held in escow)y $303,000 note payable are held in escrow)	$—	$—	$10,539,400

Issuance of 3,206,200 shares of Preferred stock (Proceeds are held in escow)y $303,000 note payable are held in escrow)	$3,206	$—	$3,206

Issuance of 380,400 shares of common stock (Proceeds are held in escow)y $303,000 note payable are held in escrow)	$—	$—	$380,400

Issuance of 1,530,600 shares of common stock (Proceeds are held in escow)y $303,000 note payable are held in escrow)	$1,531	$—	$1,531

Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$—	$—	$303,000

Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$—	$—	$10,500,000

The accompanying notes are an integral part of these unaudited financial statements.

JD INTERNATIONAL LIMITED

Notes to Financial Statements

December 31, 2014

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

December 31, 2014

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2014. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2015.

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

December 31, 2014

(Unaudited)

Note 3 - Going Concern Uncertainty - Continued

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

At December 31, 2014 and 2013, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

December 31, 2014

(Unaudited)

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

As of December 31, 2014 and September 30, 2014, respectively, the total balance due including note payable and accrued interest to JD International Development Limited is $165,968 and $152,908. The new note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of December 31 and September 30, 2014, respectively:

	December 31, 2014	September 30, 2014
		(audited)

Note payable to JD International Development Limited	$165,968	$152,908

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

December 31, 2014

(Unaudited)

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the three months ended December 31, 2014 and 2013 and for the period from July 5, 1989 (date of inception) through December 31, 2014 – (unaudited), are as follows:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Period from July 5, 1989 (date of inception) through December 31, 2014

Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

As of December 31, 2014, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $-0- to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for the three months ended December 31, 2014 and 2013 and for the period from July 5, 1989 (date of inception) through December 31, 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Period from July 5, 1989 (date of inception) through December 31, 2014

Statutory rate applied to income before income taxes
Increase (decrease) in income taxes resulting from:	$(6,100)	$(3,700)	$(6,100)
State income taxes	—	—	—
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	6,100	3,700	6,100

Income tax expense	$—	$—	$—

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

December 31, 2014

(Unaudited)

Note 7 - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of December 31, 2014 and September 30, 2014, respectively, after taking the September 2013 change in control into consideration:

	December 31, 2014	September 30, 2014
		(audited)
Deferred tax assets
Net operating loss carryforwards	$25,100	$19,000
Less valuation allowance	(25,100)	(19,000)

Net Deferred Tax Asset	$—	$—

During each of the three months ended December 31, 2014 and 2013, the valuation allowance for the deferred tax asset increased by approximately $25,100 and $10,900, respectively.

Note 8 - Equity

Preferred Stock

The Company’s Articles of Incorporation allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

As of December 31, 2014 of this filing, 15,090,000 shares of Preferred Stock are issued and outstanding.

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

As of December 31, 2014 of this filing, 2,361,800 shares of Common Stock are issued and outstanding.

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

December 31, 2014

(Unaudited)

Note 8 - Equity - Continued

Stock Option Plan

Warrants and options

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

On September 18, 2011, the Company’s Sole Officer and Director extended the exercise period of the warrants for an additional year through September 18, 2012. No warrants were exercised and the 101,200 warrants outstanding on September 18, 2012 expired. As at December 31, 2013 and September 30, 2013, there was no outstanding balance of stock warrants.

The Company currently has no stock option plan.

As of December 31, 2014 and September 30, 2014, there was no warrants or options outstanding.

Note 9 - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Subsequent to December 31, 2014, the Company issued 4,624,800 shares of common stock for cash.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(3) Results of Operations

The Company had no operating revenue for either of the three month periods ended December 31, 2014 or 2013, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for the three month periods ended December 31, 2014 and 2013, were $18,035 and $10,878, respectively. They directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended. The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

Earnings per share for the respective three month periods ended December 31, 2014 and 2013, were approximately $ (0.01) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At December 31, and September 30, 2014, respectively, the Company had working capital of approximately $(170,943) and $(152,908), respectively.

On December 31, 2014, the Company and it’s officer and director, Mr. Cheung Wai Yin, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The loan owed to Mr. Little was purchased by JD International Development Limited and the note payable to JD International Development Limited is unsecured, interest-free and repayable on demand.

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

(8) Other Contractual Obligations

As of December 31, 2014, we do not have any contractual obligations.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Financial Statements and Supplementary Data

The full text of our financial statements as of December 31, 2014 (unaudited) and September 30, 2014 (audited) begins on page F-1 of this report.

Item 5 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 6 - Controls and Procedures

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Date: October 21, 2015	JD INTERNATIONAL LIMITED

	By:	/s/ Cheung Wai Yin
Cheung Wai Yin
Chief Executive Officer
(Principal Executive Officer)

