Form 10-Q
period 2015-03-31
JD International Ltd
filed 2015-11-04
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2015 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	10,313,400

Series A Preferred Stock, $0.001 par value	15,090,000

JD INTERNATIONAL LIMITED

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JD INTERNATIONAL LIMITED

Balance Sheets

March 31, 2015 and September 30, 2014

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$6,000	$—
Note payable to controlling shareholder	186,378	152,908
Accrued interest payable to controlling stockholder	—	—

Total Liabilities	192,378	152,908

Stockholders’ Deficit
Preferred stock - $0.001 par value, 50,000,000 shares authorized, 11,883,800 and 15,090,000 issued and outstanding, as of September 30, 2014 and March 31, 2015, respectively	15,090	11,884
Common stock - $0.001 par value; 100,000,000 shares authorized; 831,200 and 6,986,600 shares issued and outstanding as of September 30, 2014 and March 31, 2015, respectively	6,986	831
Additional paid in capital	59,028,744	59,028,744
Subscription receivable	(10,929,161)	(10,919,800)
Accumulated deficit	(48,314,037)	(48,274,567)

Total Stockholders’ Deficit	(192,378)	(152,908)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Statements of Operations and Comprehensive Loss

(unaudited)

Three and Six Months ended March 31, 2015 and 2014 and

Period from July 5, 1989 (date of inception) through March 31, 2015

	Three months ended March 31,		Six months ended March 31,		Period from July 5, 1989 (date of inception) through
	2015	2014	2015	2014	March 31, 2015

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	21,435	6,979	39,470	17,857	17,280,269
Depreciation expense	-	-	-	-	91,495
Research and development expense	-	-	-	-	10,556,405
Technology and patent rights acquired	-	-	-	-	2,650,000
Expense related to warrant extensions	-	-	-	-	17,890,676
Amortization of goodwill	-	-	-	-	535,057
Total operating expenses	21,435	6,979	39,470	17,857	49,003,902

Loss from operations	(21,435)	(6,979)	(39,470)	(17,857)	(49,003,902)

Other Income (Expense)
Interest expense	-	-	-	-	(362,010)
Other income	-	-	-	-	1,043,722
Other expense	-	-	-	-	(67,405)
Equity in loss from unconsolidated subsidiaries	-	-	-	-	(575,412)
Impairment loss	-	-	-	-	(690,124)
Gain from sale of stock	-	-	-	-	1,341,094
Total other income (expense)	-	-	-	-	689,865

Loss before provision for income taxes	(21,435)	(6,979)	(39,470)	(17,857)	(48,314,037)

Provision for income taxes	—	—	—	—	—

Net Loss	(21,435)	(6,979)	(39,470)	(17,857)	(48,314,037)

Comprehensive income	—	—	—	—	—

Comprehensive Loss	$(21,435)	$(6,979)	$(39,470)	$(17,857)	$(48,314,037)
Earnings per share of common stock outstanding computed on net loss -
Basic and diluted loss per share	$(0.004)	$(0.020)	$(0.011)	$(0.040)

Weighted average ordinary shares outstanding
- Basic and diluted	6,010,253	450,800	3,560,468	450,800

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Statements of Cash Flows

(unaudited)

Six months ended March 31, 2015 and 2014 and

Period from July 5, 1989 (date of inception) through March 31, 2015

			Period from
			July 5, 1989
	Six months ended		(date of inception)
	March 31,		through
	2015	2014	March 31, 2015
Cash Flows from Operating Activities
Net loss for the period	$(39,470)	$(17,857)	$(48,314,037)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-	-	626,552
Gain on sale of stock purchased for investment	-	-	(1,341,094)
Warrants issued for services	-	-	515,515
Expense related to warrant extensions	-	-	17,890,676
Common stock issued for services	-	-	138,950
Common stock issued for License and Marketing agreement	-	-	80,000
Impairment loss	-	-	704,491
Inventory deposit - BICO	-	-	(1,000,000)
Equity in loss of unconsolidated subsidiaries	-	-	575,412
Accrued interest contributed to equity	-	-	324,879
Increase (Decrease) in			-
Accrued expenses	6,000	-	6,000
Accrued interest payable	-	-	21,429
Net cash used in operating activities	(33,470)	(17,857)	(29,771,227)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-	(303,746)
Proceeds from sale of property and equipment	-	-	175,000
Net cash paid for common stock purchased for investment	-	-	(459,500)
Net activity on notes receivable from related parties	-	-	(138,538)
Net cash provided by (used in) investing activities	-	-	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others	-	-	491,077
Convertible notes	33,470	17,857	165,072
Cash paid on notes payable	-	-	(42,500)
Cash received from sale of common stock	-	-	11,096,834
Cash received on Regulation S sale of common stock	-	-	288,751
Cash received on sale of common stock to BICO	-	-	4,200,000
Cash received on warrant exercises	-	-	157,946
Net activity on cash advanced to/received from BICO	-	-	14,160,060
Cash paid to acquire treasury stock	-	-	(35,001)
Cash contributed as capital to support operations	-	-	15,772
Net cash provided by financing activities	33,470	17,857	30,498,011

Increase (Decrease) in Cash	-	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the period	$-	$-	$11,725
Income taxes paid for the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Statements of Cash Flows -Continued

(unaudited)

Six months ended March 31, 2015 and 2014 and

Period from July 5, 1989 (date of inception) through March 31, 2015

			Period from
			July 5, 1989
	Six months ended		(date of inception)
	March 31,		through
	2015	2014	March 31, 2015
Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 11,883,800 shares of Preferred stock (Proceeds are held in escrow)	$-	$-	$10,539,400

Issuance of 380,400 shares of Common stock (Proceeds are held in escrow)	$-	$-	$380,400

Issuance of 6,155,400 shares of Preferred stock (Proceeds are held in escrow)	$3,206	$-	$15,090

Issuance of 3,206,200 shares of Common stock (Proceeds are held in escrow)	$6,155	$-	$6,986

Issuance of 1,860,000 shares of Preferred stock (Proceeds are held in escrow)	$-	$4,424,000	$4,424,000

Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$-	$-	$303,000

Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$-	$-	$10,500,000

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

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

March 31, 2015

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

(Unaudited)

Note 3 - Going Concern Uncertainty -Continued

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2015 and 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

(Unaudited)

Note 4 - Summary of Significant Accounting Policies -Continued

2.	Income Taxes -Continued

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

At March 31, 2015 and 2014, and subsequent thereto, the Company’s outstanding warrants are considered to be common stock equivalents; however, the issued and outstanding warrants are considered anti-dilutive due to the Company’s net operating loss position.

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

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

(Unaudited)

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

As of March 31, 2015 and September 30, 2014, respectively, the total balance due including note payable and accrued interest to JD International Development Limited is $186,738 and $152,908, respectively. The new note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of March 31, 2015 and September 30, 2014, respectively:

	March 31, 2015	September 30, 2014
	(unaudited)	(audited)

Note payable to JD International Development Limited	$186,378	$152,908

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

(Unaudited)

Note 7 - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2015 and 2014 and for the period from July 5, 1989 (date of inception) through March 31, 2015 – (unaudited), are as follows:

Period froms
July 5, 1989
(date of inception)
	Six months ended	Six months ended	through
	March 31, 2015	March 31, 2014	March 31, 2015

Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total	$—	$—	$—

As of March 31, 2015, as a result of the September 2013 change in control transaction, the Company has a net operating loss carryforward of approximately $-0- to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for the three months ended March 31, 2015 and 2014 and for the period from July 5, 1989 (date of inception) through March 31, 2015, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			July 5, 1989
			(date of inception)
	Six months ended	Six months ended	through
	March 31, 2015	March 31, 2014	March 31, 2015
Statutory rate applied to income before income taxes	$(15,000)	$(6,700)	$(34,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	15,000	6,700	34,000
Income tax expense	$—	$—	$—

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

(Unaudited)

Note 7 - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities. As of March 31, 2015 and September 30, 2014, respectively, after taking the September 2013 change in control into consideration:

	March 31, 2015	September 30, 2014
	(unaudited)	(audited)
Deferred tax assets
Net operating loss carryforwards	$34,000	$19,000
Less valuation allowance	(34,000)	(19,000)

Net Deferred Tax Asset	$—	$—

During the six months ended March 31, 2015, the valuation allowance for the deferred tax asset increased by approximately $15,000.

Note 8 - Equity

Preferred Stock

The Company’s Articles of Incorporation allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

As of March 31, 2015 of this filing, 15,090,000 shares of Preferred Stock are issued and outstanding.

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

As of March 31, 2015 of this filing 6,986,600 shares of Common Stock are issued and outstanding.

JD INTERNATIONAL LIMITED

Notes to Financial Statements - Continued

March 31, 2015

(Unaudited)

Note 8 - Equity -Continued

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

As of March 31, 2015 and September 30, 2014, there was no warrants or options outstanding.

Note 9 - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Subsequent to March 31, 2015, the Company issued 3,326,800 shares of common stock for cash.

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

(3) Results of Operations

Three months ended March 31, 2015

The Company had no operating revenue for either of the three month periods ended March 31, 2015 and 2014, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for the three month periods ended March 31, 2015 and 2014, were $21,435 and $6,979, respectively. They directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended. The Company incurs minor quarterly fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

Earnings per share for the respective three month periods ended March 31, 2015 and 2014, were approximately $(0.004) and $(0.020), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Six months ended March 31, 2015

The Company had no operating revenue for either of the six month periods ended March 31, 2015 and 2014, respectively. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for the six month periods ended March 31, 2015 and 2014, were $39,470 and $17,857, respectively. They directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended. The Company incurs minor periodic fluctuations in the expenditure levels based, primarily, in fluctuations in professional fees related to the Company’s periodic filings.

Earnings per share for the respective six month periods ended March 31, 2015 and 2014, were approximately $(0.011) and $(0.040), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2015 and September 30, 2014, respectively, the Company had working capital of approximately $(192,378) and $(152,908), respectively.

On March 31, 2015, the Company and it’s officer and director, Mr. Cheung Wai Yin, acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. The loan owed to Mr. Little was purchased by JD International Development Limited and the note payable to JD International Development Limited is unsecured, interest-free and repayable on demand.

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

(8) Other Contractual Obligations

As of March 31, 2015, we do not have any contractual obligations.

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

Item 4 - Financial Statements and Supplementary Data

The full text of our financial statements as of March 31, 2015 (unaudited) and September 30, 2014 (audited) begins on page F-1 of this report.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

Date: November 04, 2015	JD INTERNATIONAL LIMITED

	By:	/s/ Cheung Wai Yin
Cheung Wai Yin Chief Executive Officer
(Principal Executive Officer)

