Form 10-Q
period 2015-06-30
JD International Ltd
filed 2016-08-12
CIK 895650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2016 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	10,313,000

Series A Preferred Stock, $0.001 par value	15,090,000

JD INTERNATIONAL LIMITED

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

JD INTERNATIONAL LIMITED

(A Development Stage Company)

Balance Sheets

June 30, 2015 and September 30, 2014

	June 30, 2015	September 30, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-0	$-0

Total assets	$-0	$-0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	13,500	-0
Note payable to controlling shareholder	194,986	152,908
Accrued interest payable to controlling stockholder	-0	-0
Total current liabilities	208,486	152,908

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 50,000,000 shares authorized, 11,883,800 and 15,090,000 issued and outstanding as of September 30, 2014 and March 31, 2015	15,090	11,884
Common stock - $0.001 par value.; 100,000,000 shares authorized.; 831,200 and 6,986,600 shares issued and outstanding as of September 30, 2014 and March 31, 2015	10,313	831
Additional paid in capital	59,028,744	59,028,744
Subscription receivable	(10,932,488)	(10,919,800)
Deficit accumulated during development stage	(48,330,145)	(48,274,567)
Total Stockholders' deficit	(208,486)	(152,908)
Total liabilities and stockholders' deficit	$-0	$-0

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

Three and Nine months ended June 30, 2015 and 2014 and

Period from July 5, 1989 (date of inception) through June 30, 2015

								Per 10K filing on 1/9/2014
							Period from	Period from
							July 5, 1989	July 5, 1989
	Three months ended			Nine months ended			(date of inception)	(date of inception)
	June 30,			June 30,			through	through
	2015		2014	2015		2014	June 30, 2015	June 30, 2014

Revenues		$-00	$-00		$-00	$-00	$-00	-00

Operating Expenses
General and administrative expenses		16,108	11,976		55,578	29,833	17,284,919	17,229,341
Depreciation expense							91,495	91,495
Research and development expense							10,556,405	10,556,405
Technology and patent rights acquired							2,650,000	2,650,000
Expense related to warrant extensions							17,890,676	17,890,676
Amortization of goodwill							535,057	535,057
Total operating expenses		16,108	11,976		55,578	29,833	49,008,552	48,952,974

Loss from operations		(16,108)	(11,976)		(55,578)	(29,833)	(49,008,552)	(48,952,974)

Other Income (Expense)
Interest expense		-00	-00		-00	-00	(362,010)	(362,010)
Other income							1,043,722	1,043,722
Other expense							(67,405)	(67,405)
Equity in loss from unconsolidated subsidiaries							(575,412)	(575,412)
Impairment loss							(690,124)	(690,124)
Gain from sale of stock							1,341,094	1,341,094
Total other income (expense)		-00	-00		-00	-00	689,865	689,865

Loss before provision for income taxes		(16,108)	(11,976)		(55,578)	(29,833)	(48,318,687)	(48,263,109)

Provision for income taxes		—	—		—	—	—	—

Net Loss		(16,108)	(11,976)		(55,578)	(29,833)	(48,318,687)	(48,263,109)

Comprehensive income		—	—		—	—	—	—

Comprehensive Loss		(16,108)	(11,976)		(55,578)	(29,833)	(48,318,687)	(48,263,109)

Earnings per share of common stock outstanding computed on net loss -
Basic and diluted loss per share	$		$(0.027)	$		$(0.066)

Weighted average ordinary shares outstanding
- Basic and diluted			450,800			450,800

The accompanying notes are an integral part of these financial statements.

JD INTERNATIONAL LIMITED

(A Development Stage Company)

Statements of Cash Flows

Year ended September 31, 2014 and 2014 and

Period from July 5, 1989 (date of inception) through March 31, 2015

				Per 10K filing on 1/9/2014
			Period from	Period from
			July 5, 1989	July 5, 1989
	Nine months ended		(date of inception)	(date of inception)
	June 30,		through	through
	2015	2014	June 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss for the period	(55,578)	(29,833)	(48,330,145)	(48,274,567)
Adjustments to reconcile net loss to net cash provided by operating activities			-0	-00
Depreciation and amortization			626,552	626,552
Gain on sale of stock purchased for investment			(1,341,094)	(1,341,094)
Warrants issued for services			515,515	515,515
Expense related to warrant extensions			17,890,676	17,890,676
Common stock issued for services			138,950	138,950
Common stock issued for License and Marketing agreement			80,000	80,000
Impairment loss			704,491	704,491
Inventory deposit - BICO			(1,000,000)	(1,000,000)
Equity in loss of unconsolidated subsidiaries			575,412	575,412
Accrued interest contributed to equity			324,879	324,879
Increase (Decrease) in			-0	-00
Prepaid expenses			-0	-00
Accrued expenses	13,500	-0	13,500	-00
Accrued interest payable	-0	-0	21,429	21,429
Net cash used in operating activities	(42,078)	(29,833)	(29,779,835)	(29,737,757)

Cash Flows from Investing Activities
Purchase of property and equipment			(303,746)	(303,746)
Proceeds from sale of property and equipment			175,000	175,000
Net cash paid for common stock purchased for investment			(459,500)	(459,500)
Net activity on notes receivable from related parties			(138,538)	(138,538)
Net cash provided by (used in) investing activities	-7--0	-0	(726,784)	(726,784)

Cash Flows from Financing Activities
Cash received from notes payable to
Former majority shareholder and others			491,077	491,077
Convertible notes	42,078	29,833	173,680	131,602
Cash paid on notes payable			(42,500)	(42,500)
Cash received from sale of common stock			11,096,834	11,096,834
Cash received on Regulation S sale of common stock			288,751	288,751
Cash received on sale of common stock to BICO			4,200,000	4,200,000
Cash received on warrant exercises			157,946	157,946
Net activity on cash advanced to/received from BICO			14,160,060	14,160,060
Cash paid to acquire treasury stock			(35,001)	(35,001)
Cash contributed as capital to support operations			15,772	15,772
Net cash provided by financing activities	42,078	29,833	30,506,619	30,464,541

Increase (Decrease) in Cash	-0	-0	(0)	(0)
Cash at beginning of period	-0	-0		-0

Cash at end of period	$-0	$-0	$(0)	(0)

Supplemental Disclosure of Interest and Income Taxes Paid

Interest paid for the period	$-0	$-0	$-0	-0
Income taxes paid for the period	$-0	$-0	$-0	-0

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of 1,860,000 shares of Preferred stock (Proceeds are held in escrow)	$-0	$4,568,00	$-0	-0
Issuance of 371,000 shares of common stock to satisfy $303,000 note payable	$-0	$-0	$-0	-0
Issuance of 3,000,000 shares of common stock to BICO in payment of intercompany debt	$-0	$-0	-0	0

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission on April 2, 2015.

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

Note 6 - Note Payable to controlling shareholder

As of June 30, 2015 and September 30, 2014, respectively, balance due, including note payable and accrued interest, to JD International Development Limited is $194,986 and $152,908, respectively. The note payable to JD International Development Limited is unsecured, interest free and is repayable upon demand.

The following table is a summary of the notes payable to the Company’s controlling shareholder as of June 30, 2015 and September 30, 2014, respectively:

	June 30, 2015	September 30, 2014
	(unaudited)
Note payable to JD International Development Limited	$194,986	$152,908

Note 7 - Income Taxes

The Company's income tax expense (benefit) for the nine months ended June 30, 2015 and 2014 and for the period from July 5, 1989 (date of inception) through June 30, 2015, respectively, differed from the statutory federal rate of 34 percent as follows:

			5-Jul-89
	Nine months ended	Nine months ended	(date of inception) through
	June 30, 2015	June 30, 2015	March 31, 2015

Statutory rate applied to income before income taxes
Increase (decrease) in income taxes resulting from:	$(4,100.00)	$(18,900.00)	$(4,100.00)
State income taxes	-00	-00	-00
Other, including nondeductible change in control transaction expenses and application of net operating loss carryforward	4,100.00	18,900.00	4,100.00

Income tax expense	$0.00	$0.00	$0.00

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable/amortizable lives for property and equipment and patents and the recognition of expense charges related to the issuance of warrants, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities.  As of June 30, 2015 and September 30, 2014, respectively, after taking the September 2013 change in control into consideration:

	June 30, 2015	September 30, 2014
		(audited)
Deferred tax assets
Net operating loss carryforwards	$23,100	$19,000
Less valuation allowance	(23,100)	(19,000)

Net Deferred Tax Asset	$0	$0

Note 8 - Equity

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The preferred stock has voting rights equal to common stock. At September 30, 2014 and March 31, 2015, there were 11,883,800 and 15,090,000 shares issued and outstanding, respectively.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share has one vote. At September 30, 2014 and March 31, 2015, there were 831,200 and 6,986,600 shares issued and outstanding, respectively.

Note 9 - Stock Warrants

As of June 30, 2015 and September 30, 2014 and, there is no outstanding balance of stock warrants.

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

(3) Results of Operations

The Company had no operating revenue for either of the three month or nine months periods ended June 30, 2105, respectively.  The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s completes a business combination transaction and commences meaningful operations.

General and administrative expenses for the three months ended June 30, 2015 and 2014 were approximately $16,108 and $11,976, respectively.  General and administrative expenses for the nine months ended June 30, 2015 and 2014 were approximately $55,578 and $29,833, respectively. All of the aforementioned expenses directly relate to the maintenance of the Company’s compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain in line with the Fiscal 2014 expenditure levels until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

Loss per share for the three months ended June 30, 2015 and 2014 were approximately $0.027, based on the weighted-average shares issued and outstanding at the end of each respective period. Loss per share for the nine months ended June 30, 2015 and 2014 were approximately $0.066, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2015, the Company had working capital deficit of approximately $208,486.

The Company and it’s officer and director, Mr. Cheung Wai Yin, have consistently acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  The loan owed to Mr. Little was purchased by JD International Development Limited and the note payable to JD International Development Limited is unsecured, interest-free and repayable on demand.

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

(8) Other Contractual Obligations

As of June 30, 2015, we do not have any contractual obligations.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None.

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

Date: August 12, 2016	JD INTERNATIONAL LIMITED

	By:	/s/ Cheung Wai Yin Sheng Chen
Cheung Wai Yin
Chief Executive Officer
(Principal Executive Officer)